Form 10QSB
period 2000-11-30
VITATONICS CORP
filed 2001-07-05
CIK 1121459

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  November 30,  2000
                                         -------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to

     Commission  file  number
                               -------

                             VITATONICS CORP.
                             ----------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                      35-0511303
-------

(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

          38 THORN OAK, DOVE CANYON, CALIFORNIA  92679
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 949.589.8912
                                 --------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days.
      Yes [ ]     No [X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,896,972 common shares issued and outstanding, as of May 31, 2001

Transitional  Small  Business  Disclosure  Format  (Check one):
 Yes [ ]  No [X]

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.



                                VITATONICS CORP.

                              FINANCIAL STATEMENTS

                     November 30, 2000 and February 29, 2000

                                VITATONICS CORP.
                                 Balance Sheets


                                     ASSETS

                                                                                  November 30,        February 29,
                                                                                   2000                2000
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                     $           -       $           -
                                                                            ------------------  ------------------

     Total Current Assets                                                               -                   -
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $           -       $           -
                                                                            ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                         $           89,915  $           89,915
   Accrued interest                                                                     62,190              54,094
   Notes payable - related parties (Note 2)                                            269,873             269,873
                                                                            ------------------  ------------------

     Total Current Liabilities                                                         421,978             413,882
                                                                            ------------------  ------------------

     Total Liabilities                                                                 421,978             413,882
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized 50,000,000
    shares; 9,896,972 shares issued and outstanding                                      9,897               9,897
   Additional paid-in capital                                                          553,591             550,819
   Accumulated deficit                                                                (985,466)           (974,598)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                             (421,978)           (413,882)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                            $           -       $           -
                                                                            ==================  ==================







              The accompanying notes are an integral part of these
                             financial statements.

                                VITATONICS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                           For the                            For the
                                                       Three Months Ended                 Nine Months Ended
                                                          November 30,                       November 30,
                                             ---------------------------------------------------------------------
                                                  2000             1999              2000             1999
                                             ----------------  ---------------   ---------------  ----------------
REVENUES                                     $         -       $        -        $        -       $         12,954

COST OF SALES                                          -                -                 -                 -
                                             ----------------  ---------------   ---------------  ----------------

GROSS MARGIN                                           -                -                 -                 12,954
                                             ----------------  ---------------   ---------------  ----------------

EXPENSES

   General and administrative                             465           -                  2,772            24,238
                                             ----------------  ---------------   ---------------  ----------------

     Total Expenses                                       465           -                  2,772            24,238
                                             ----------------  ---------------   ---------------  ----------------

LOSS FROM OPERATIONS                                     (465)          -                 (2,772)          (11,284)
                                             ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Interest expense                                    (2,699)          (2,699)           (8,096)           (8,096)
                                             ----------------  ---------------   ---------------  ----------------

     Total Other Income (Expense)                      (2,699)          (2,699)           (8,096)           (8,096)
                                             ----------------  ---------------   ---------------  ----------------

NET LOSS                                     $         (3,164) $        (2,699)  $       (10,868) $        (19,380)
                                             ================  ===============   ===============  ================

BASIC LOSS PER SHARE                         $          (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                             ================  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 9,896,972        9,896,972         9,896,972         9,896,972
                                             ================  ===============   ===============  ================






              The accompanying notes are an integral part of these
                             financial statements.

                                VITATONICS CORP.
                  Statements of Stockholders' Equity (Deficit)

                                                          Common                   Additional
                                             ---------------------------------       Paid-in         Accumulated
                                                 Shares             Amount           Capital          Deficit
                                             --------------    ---------------   ---------------    --------------
Balance, February 28, 1997                       10,210,600    $        10,210   $        84,241    $     (749,292)

Common stock issued in lieu of debt
 at prices ranging from $0.20 to
 $0.82 per share                                    651,872                652           440,268            -

Common stock issued for services
 at $0.02 per share                                 200,000                200             3,800            -

Net loss for the year ended
 February 28, 1998                                   -                  -                 -               (482,373)
                                             --------------    ---------------   ---------------    ---------------

Balance, February 28, 1998                       11,062,472             11,062           528,309        (1,231,665)

Common stock issued in lieu of debt
 at $.01 per share                                  350,000                350             3,150            -

Common stock issued for services
 at $.01 per share                                1,784,500              1,785            16,060            -

Common stock cancelled                           (3,300,000)            (3,300)            3,300            -

Net income for the year ended
 February 28, 1999                                   -                  -                 -                279,146
                                             --------------    ---------------   ---------------    ---------------

Balance, February 28, 1999                        9,896,972              9,897           550,819          (952,519)

Net loss for the year ended
 February 29, 2000                                   -                  -                 -                (22,079)
                                             --------------    ---------------   ---------------    ---------------

Balance, February 29, 2000                        9,896,972              9,897           550,819          (974,598)

Capital contributed for expenses
 (unaudited)                                         -                  -                  2,772            -

Net loss for the nine months ended
 November 30, 2000 (unaudited)                       -                  -                 -                (10,868)
                                             --------------    ---------------   ---------------    ---------------

Balance, November 30, 2000
 (unaudited)                                      9,896,972    $         9,897   $       553,591    $     (985,466)
                                             ==============    ===============   ===============    ===============





              The accompanying notes are an integral part of these
                             financial statements.

                                VITATONICS CORP.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           For the
                                                                                       Nine Months Ended
                                                                                           November 30,
                                                                            --------------------------------------
                                                                                   2000                1999
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $          (10,868) $          (19,380)
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                         -                    3,819
     Increase (decrease) in accrued interest                                             8,096               8,096
     Increase (decrease) in accounts payable                                            -                   (8,338)
                                                                            ------------------  ------------------

       Net Cash (Used by) Operating Activities                                          (2,772)            (15,803)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital for expenses                                                      2,772              -
   Payments on notes payable - related parties                                          -                   -
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                                         2,772              -
                                                                            ------------------  ------------------

NET INCREASE (DECREASE)  IN CASH AND CASH
 EQUIVALENTS                                                                            -                  (15,803)

CASH AT BEGINNING OF PERIOD                                                             -                   15,803
                                                                            ------------------  ------------------

CASH AT END OF PERIOD                                                       $           -       $           -
                                                                            ==================  ==================


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                               $           -       $           -
     Income taxes                                                           $           -       $           -





              The accompanying notes are an integral part of these
                             financial statements.

                                VITATONICS CORP.
                        Notes to the Financial Statements
                     November 30, 2000 and February 29, 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              Vitatonics Corp. (the Company) was originally incorporated under the laws of the State of Texas on June 18, 1990 as Aster `Buzbuilders, Inc. In May 1996, pursuant to a Plan of Reorganization, the Company changed its name to Vitatonics Corp.

              On May 14, 1996, the Company completed an Agreement and Plan of Reorganization whereby the Company issued 6,000,000 shares of its common stock in exchange for all of the outstanding common stock of Vitatonics Corp., a Nevada company (VC). Pursuant to the reorganization, the name of the surviving company was Vitatonics Corp. and VC was subsequently dissolved.

              The reorganization was accounted for as a recapitalization of VC because the shareholders of VC control the Company after the acquisition. Therefore, VC is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Vitatonics Corp. Vitatonics Corp. is the acquiring and surviving entity for legal purposes and VC is the acquiring entity for accounting purposes.

              The Company was in the business of formulating high quality vitamin products which it sold using a multi-level marketing system. At February 28, 1998, however, the Company was essentially inactive. The Company is classified as a "dormant enterprise" due to the fact that the Company is inactive and not currently undertaking development stage activities.

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February year end.

              c.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              d.  Provision for Taxes

              At November 30, 2000, the Company had net operating loss carryforwards of approximately $985,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.






                                VITATONICS CORP.
                       Notes to the Financial Statements

                                VITATONICS CORP.
                        Notes to the Financial Statements
                     November 30, 2000 and February 29, 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

              g.  Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties at November 30, 2000 and February 29, 2000 consisted of the following:

                                                                                November 30,        February 29,
                                                                                   2000                2000
                                                                                ----------------  ----------------
                                                                                   (Unaudited)
              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on demand.          $         45,000  $         45,000

              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on demand.                    75,000            75,000

              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on demand.                    99,993            99,993

              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on demand.                    49,880            49,880
                                                                                ----------------  ----------------

                 Total notes payable - related parties                                   269,873           269,873

                 Less: current portion                                                  (269,873)         (269,873)
                                                                                ----------------  ----------------

                 Long-term notes payable - related parties                      $         -       $         -
                                                                                ================  ================

                                VITATONICS CORP.
                        Notes to the Financial Statements
                     November 30, 2000 and February 29, 2000


NOTE 3 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $974,598 at February 29, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to seek a merger with an existing operating company.

ITEM  2.     PLAN  OF  OPERATION.

Development of the Company. Our corporate history contains several mergers and reincorporations. We were originally organized under the laws of the State of Nevada on June 18, 1990 using the name CCC-Huntor Associates, Inc. and reincorporated in Texas using the name Aster Buzbuilders, Inc. in June 1995. Under a Plan of Reorganization and Merger dated May 14, 1996, Aster Buzbuilders, Inc. was organized for the transaction of any and all lawful business for which corporations may be incorporated under the Texas Business Corporation Act. It attempted to establish an Internet-based business by compiling a computer data base for sellers of small private businesses which would allow Internet access to such information by potential buyers. The company was not successful in establishing this business and acquired all the capital stock of Vitatonics Corp., a Nevada corporation which had been incorporated on February 21, 1995 using the name Fitonics Corporation and which had changed its name to Vitatonics Corp. on March 10, 1995. Under the Plan of Reorganization and Merger, Vitatonics Corp. became a wholly-owned subsidiary of Aster Buzbuilders, Inc. which, in turn, issued 6,000,000 shares of its common stock to the shareholders of Vitatonics Corp., which then dissolved. This reorganization was accounted for as a recapitalization of Vitatonics Corp. for accounting purposes because its shareholders controlled the company after the merger. Our sales and executive offices are located at 38 Thorn Oak, Dove Canyon, California 92679 in our president's residence. Our telephone number is (949)589.8912. Our financial administrative offices were originally in Vancouver, Canada because our co-founder, Sam Kalenuik, lived there. This administrative office was moved to 23456 South Pointe Drive, Lake Forest, California, our chief financial officer's residence, in July, 1997, then to our president's residence in December, 1997.

We were in the vitamin business but we currently have minimal operations. Beginning in March, 1995 and continuing through approximately December, 1997 we were engaged in the manufacturing, packaging and sale and distribution of vitamins, minerals and nutritional supplements. We had developed our own products and, during that period, we also distributed vitamin, mineral and nutritional supplement brands of other producers. Daniel McCormick was a co-founder, with Sam Kalenuik, of our vitamin business. Mr. McCormick had extensive experience distributing vitamin and health products with Herbalife from 1981 through 1992 and with BodyWise from 1990 through 1995. Mr. McCormick remains as an officer and director of the company, but Mr. Kalenuik decided to pursue other business ventures in the web-page building business in 1997. When Mr. Kalenuik decided to resign from his positions with the company in 1997, he agreed that we could cancel the restricted stock that he owned. That stock was not canceled until 1999.

In December, 1997, we ceased our production and packaging of vitamin products. From December, 1997 through November, 1998, we generated some revenues from the sale of our existing inventory. Other than selling our inventory, we have been essentially inactive since December, 1997. When the existing inventory was sold we discontinued any sales operations. Our subsequent activity has been the continued development, by Mr. McCormick at his own expense, of potential new products while we have sought a merger or joint venture partner or other source of financing, such as the sale of our private equity or a loan from a private party. Unfortunately, because we are currently inactive, have no revenues, and there is no public market for our common stock, obtaining financing from any of these sources is not likely.If we are able to attract a merger or joint venture partner, or obtain sufficient financing, our present plan of operation for the next twelve months is to develop, and possibly reintroduce updated versions of, our own brands of vitamins and nutritional supplements. We plan to develop different vitamin products sold in single vitamin and in multivitamin combinations with varying potency levels in various forms, including tablets (both chewable and time released tablets), powders, two-piece hard shell capsules, and soft gelatin encapsulated capsules ("soft gels"). We may also develop related products, such as enzyme, mineral, and antioxidant products, but we will probably enter this field by distributing products developed by other companies, which will reduce or eliminate research and development costs. These products would be marketed under our label.

Because we have no funds available, we are not currently spending any funds on research and development of these new products, nor have we spent any funds during the last two years. However, Mr. McCormick has continued to revise and develop a proposed product line based on the sales trends in the industry. Because of Mr. McCormick's significant experience, we believe that, if we can obtain sufficient working capital and research and development funds, we could design, produce and distribute a successful product line.

Should we raise sufficient funds to re-introduce our vitamin product line and develop new product lines, we plan to market our vitamin products to health food stores and other wholesale and resale sources. We also hope to acquire the right to sell or distribute other parties' vitamin products. We also plan to re-establish our past marketing network and add additional products as opportunity allows, either through licensing the products of others or through corporate acquisitions. Results of Operations: Our operations from the end of our last fiscal year, February 29, 2000, through September 30, 2000, have been minimal, and consisted of the preparation of financial statements, a registration statement and various amendments thereto, and this quarterly report. Our officers have continued to monitor the vitamin industry and analyze trends and new products, while designing potential new vitamin products and supplements which our management believes could be commercially successful. We have not paid our officers any compensation for these activities. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the last year.

Substantial Doubt About Our Viability as a Going Concern. We have incurred significant losses which have resulted in an accumulated deficit of $985,466 at November 30, 2000. That deficit increased to $989,057 at February 28, 2001, which raises substantial doubt about our ability to continue as a going concern. We are considering a merger or joint venture with an operating company as one method of addressing this problem. We continue to incur costs for professional services and interest continues to accrue on our outstanding promissory notes. Because of these ongoing expenses, which are approximately $25,000 annually, we will not become profitable until we reach an annual sales volume of at least $250,000. We typically sell our products at six times cost, incurring sales commissions of one half the sales price. To achieve sales of $250,000 annually, we anticipate operating expenses, overhead and employee costs of approximately $5,000 per month.

Liquidity and Capital Resources. We currently have no cash available and will need to raise additional funds to continue satisfying our reporting obligations and to re-introduce our vitamin product line and develop new product lines. For the nine months ended November 30, 1999, we had revenues of $12,954. for the nine months ended November 30, 2000, we had no revenues. Our general and administrative expenses for the nine months ended November 30, 1999 were $24,238, while for the nine month period ended November 30, 2000, general and administrative expenses fell to $2,772. Our loss from operations for the nine month period ended November 30, 1999 was $11,284; our loss from operations for the nine month period ended November 30, 2000 was $2,772. We continue to incur income expense on outstanding promissory notes. We are currently inactive and are classified as a "dormant enterprise" because we are not currently undertaking development stage activities. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock. Moreover, because we are currently classified as a "dormant" entity, have no revenues, and have incurred significant losses, there is substantial doubt about our ability to continue as a going concern. Our total current liabilities at November 30, 2000 were $421,978.

We Do Not Have Any Employees. We do not currently have any employees because we are using consultants and subcontractors to promote our business and for accounting and legal services on an as-needed basis. Until we can raise sufficient funds to develop our own product lines, we plan to negotiate licensing agreements for products developed by other companies. If we were able to enter into any licensing agreements, we would distribute those licensed products and receive income similar to a sales commission on all products distributed by us. At such time as we have developed our own product lines, we anticipate negotiating and entering into and manufacturing and production subcontracts with existing manufacturing and production facilities to manufacture our products so that we will require very few employees, if any, during the next 12 months.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM  2.     CHANGES  IN  SECURITIES.

We did not issue any securities during the quarter ended November 30, 2000.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

We did not file any reports on Form 8-K during the quarter ended November 30, 2000.

Exhibits  Required  by  Item  601  of  Regulation  S-B

Index to Exhibits            Description of Exhibits                   Page
-----------------            -----------------------                   ----

2.1                       Plan of Reorganization                          *

3.1                       Articles of Incorporation                       *
                          Fitonics Corporation

3.2                       Certificate of Amendment to                     *
                          Articles of Incorporation
                          (March 10, 1995)

3.333 3.3                 By-Laws of Vitatonics Corp.                     *

3.4                       Certificate of Amendment to
                          Articles of Incorporation
                          (May 13, 1996)                                 **

4.                        Instruments Defining Rights
                          of Security Holders (not applicable)


10.                       Material Contracts (not applicable)

11.                       Statement re: Computation of Per
                          Share Earnings (see financial statements incorporated herein)

15.                       Not applicable

18.                       Not applicable

19.                       Not applicable

22.                       Not applicable

23.                       Not applicable

24.                       Power of Attorney (not applicable)

*Previously filed with the Securities and Exchange Commission on September 19, 2000 as an exhibit to the company's Registration Statement on Form 10-SB.

**Previously filed with the Securities and Exchange Commission on February 12, 2001 as an exhibit to the company's Amendment No. 1 to Registration Statement on Form 10-SB.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


VITATONICS CORP.

     By:       /s/  Daniel T. McCormick
               President
     Date:     July 5, 2001

     By:       /s/ George Farquhar
               Secretary/Chief Financial Officer
     Date:     July 5, 2001