Form 10KSB
period 2001-02-28
VITATONICS CORP
filed 2001-08-13
CIK 1121459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB
                                 --------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2001

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


                            (Commission file number)
                                 --------------

                                VITATONICS CORP.
                 (Name of small business issuer in its charter)
                                 --------------

           Nevada                                       35-0511303
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)




 38 Thorn Oak, Dove Canyon, California                                 92679
(Address of principal executive offices)                           (Zip Code)

                                  949.589.8912
                           (Issuer's telephone number)



         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value


       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No |X|

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_| The registrant had no revenues during its fiscal year ended February 28, 2001.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 9,896,972 common shares issued and outstanding, as of May 31, 2001.

                          VITATONICS CORP.

                                Index

                                                                         Page
                                                                      ---------

PART I.    BUSINESS INFORMATION
Item 1.    Description of Business............................................2
Item 2.    Description of Property............................................9
Item 3.    Legal Proceedings..................................................9
Item 4.    Submission of Matters to a Vote of Security Holders................9

PART II.   OTHER INFORMATION

Item 5.    Market For Common Equity and Related Stockholder Matters...........10
Item 6.    Management's Discussion and Analysis or Plan of Operation..........11
Item 7.    Financial Statements...............................................12
Item 8.    Changes in and Disagreements with Accountants on

           Accounting and Financial Disclosure................................12

PART III.  OTHER INFORMATION
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with D Section 16(a) of the Exchange Act................13
Item 10.   Executive Compensation.............................................14
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....14
Item 12.   Certain Relationships and Related Transactions.....................15
Item 13.   Exhibits and Reports Form 8-K......................................15


SIGNATURES....................................................................17



                                     PART I

Item 1.       Description of Business

Cautionary Information about Forward-Looking Statements

       This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB which address activities, events or developments, which we expect, believe, or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

       o   expectations,

       o   anticipations,

       o   beliefs,

       o   estimations,

       o projections, and other similar matters that are not historical facts, including such matters as:

           o      future capital,

           o      repayment of debt,

           o      business strategies, and

           o      expansion and growth of business operations.

       These statements are based on certain assumptions and analyses made by our management in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.

       These forward-looking statements are subject to risks and uncertainties, including those associated with:

       o   the financial environment,

       o   general economic, market and business conditions,

       o   the regulatory environment,

       o   business opportunities that may be presented to and pursued by us,

       o   changes in laws or regulations

       o   availability of additional financing on favorable conditions, and

       o other factors, many of which are beyond our control that could cause actual events or results to differ materially from those expressed or implied by the statements.

       The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Development of our company. Our corporate history contains several mergers and reincorporations. We were originally organized under the laws of the State of Nevada on June 18, 1990 using the name CCC-Huntor Associates, Inc. and reincorporated in Texas using the name Aster Buzbuilders, Inc. in June 1995. Under a Plan of Reorganization and Merger dated May 14, 1996, Aster Buzbuilders, Inc. was organized for the transaction of any and all lawful business for which corporations may be incorporated under the Texas Business Corporation Act. It attempted to establish an Internet-based business by compiling a computer data base for sellers of small private businesses which would allow Internet access to such information by potential buyers. The company was not successful in establishing this business and acquired all the capital stock of Vitatonics Corp., a Nevada corporation which had been incorporated on February 21, 1995 using the name Fitonics Corporation and which had changed its name to Vitatonics Corp. on March 10, 1995. Under the Plan of Reorganization and Merger, Vitatonics Corp. became a wholly-owned subsidiary of Aster Buzbuilders, Inc. which, in turn, issued 6,000,000 shares of its common stock to the shareholders of Vitatonics Corp., which then dissolved. This reorganization was accounted for as a recapitalization of Vitatonics Corp. for accounting purposes because its shareholders controlled the company after the merger. Our sales and executive offices are located at 38 Thorn Oak, Dove Canyon, California 92679 in our president's residence. Our telephone number is (949)589.8912. Our financial administrative offices were originally in Vancouver, Canada because our co-founder, Sam Kalenuik, lived there. This administrative office was moved to 23456 South Pointe Drive, Lake Forest, California, our chief financial officer's residence, in July, 1997, then to our president's residence in December, 1997.

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

In December, 1997, we ceased our production and packaging of vitamin products. From December, 1997 through November, 1998, we generated some revenues from the sale of our existing inventory. Other than selling our inventory, we have been essentially inactive since December, 1997. When the existing inventory was sold we discontinued any sales operations. Our subsequent activity has been the continued development, by Mr. McCormick at his own expense, of potential new products while we have sought a merger or joint venture partner or other source of financing, such as the sale of our private equity or a loan from a private party. Our Chief Financial Officer, George Farquhar, is a business consultant to public and private companies and has been actively searching for a merger or joint venture partner by informing his business contacts, including Vitatonics' attorneys and public accountants, that Vitatonics is open to a merger or joint venture with an operating company, subject to required Board of Directors and shareholder approval.

Unfortunately, because we are currently delinquent in filing our periodic reports which we are required to file under the Exchange Act, and because we are inactive, have no revenues, and there is no public market for our common stock, we have not been able to locate or identify a suitable merger or joint venture partner. We are committed to becoming current in our filings under the Exchange Act and believe that, once we are current, we may be more successful in locating a merger or joint venture partner.

If we are able to attract a merger or joint venture partner, or obtain sufficient financing, our present plan of operation for the next twelve months is to develop, and possibly reintroduce updated versions of, our own brands of vitamins and nutritional supplements. We plan to develop different vitamin products sold in single vitamin and in multivitamin combinations with varying potency levels in various forms, including tablets (both chewable and time released tablets), powders, two-piece hard shell capsules, and soft gelatin encapsulated capsules ("soft gels"). We may also develop related products, such as enzyme, mineral, and antioxidant products, but we will probably enter this field by distributing products developed by other companies, which will reduce or eliminate research and development costs. These products would be marketed under our label.

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

Industry Overview. Based on industry sources, including trade publications, we believe that the retail market for vitamins and nutritional supplements in the United States presently exceeds $7 billion annually, and that approximately 45% of adults in the United States take some form of vitamin or nutritional supplement. We believe that this market will continue to expand due to increasing consumer awareness of the health benefits of vitamins and nutritional supplements and the widely publicized reports of medical research findings indicating a correlation between the consumption of micro-nutrients, such as vitamin C and vitamin E (antioxidants) and reduced incidence of diseases such as heart disease, cancer and stroke. However, there have been studies relating to certain antioxidants with results which have been contrary to certain of the favorable indications of other prior and subsequent studies. Also, as scientific research to date is preliminary, there can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings.

We believe that the market for vitamins and other nutritional supplements will continue to grow as the nation's demographics continue to shift towards a more senior-aged population, who have a greater tendency to use vitamins on a regular basis. Industry sources indicate that approximately 55% of Americans aged 50 and over are regular vitamin users. It is anticipated that the 50 and over age group will be the fastest growing segment of the United States population as the baby boom generation continues to mature.

We do not have any employees. We do not currently have any employees because we are using consultants and subcontractors to promote our business and for accounting and legal services on an as-needed basis. Until we can raise sufficient funds to develop our own product lines, we plan to negotiate licensing agreements for products developed by other companies. If we were able to enter into any licensing agreements, we would distribute those licensed products and receive income similar to a sales commission on all products distributed by us. At such time as we have developed our own product lines, we anticipate negotiating and entering into and manufacturing and production subcontracts with existing manufacturing and production facilities to manufacture our products so that we will require very few employees, if any, during the next fiscal year.

Manufacturing and marketing our products. The size and scope of the health and nutritional food supplement business is difficult to determine. Certain foods may or may not be considered health foods. Estimates of the health food industry's gross sales run as high as $120 billion per year. In such a vast industry there are many segments and crossovers. With that in mind, we plan to focus our initial efforts on the vitamin segment of the industry. We plan to re-establish our old marketing network which included a network of distributors developed by Daniel McCormick and add other products as opportunity and finances allow. We also plan to establish relationships with vitamin retail outlets and are looking into selling our vitamins directly to the public over the Internet.

We also plan to place advertisements in magazines that promote various sports and activities. These sources, as well as magazines promoting health products and targeted to the alternative medicine practitioner, will be the main focus of our magazine advertising. To support the magazine advertising, we will seek regional marketing contracts with existing manufacturing representatives. Currently we have no contractual relationships with such representatives and no assurance can be given that such representation will be available on terms and conditions that will allow us to sell our products profitably.

We face significant competition. The vitamin, nutritional supplement and mineral market is highly fragmented and very competitive. Because of the wide variety of companies which sell vitamin products, we face competition from health and natural product specialty retailers, drugstores, supermarkets, grocery stores, and merchant retailers. Our competitors utilize a wide variety of distribution channels, including online commerce, retail stores, catalog operations or direct selling. Both vitamin brand name and price are factors on which consumers base their buying decisions.

Almost all of our competitors have greater access to capital than we do and engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion has generated pricing pressures to which we must respond.

The two primary methods of distribution of products in the industry are multi-level marketing and direct sales. Many vitamin and supplement distributors, such as HerbaLife, utilize multi-level marketing programs, which promote brand loyalty and repeat sales.

If we acquire sufficient financing, or a joint venture or merger partner, we anticipate marketing vitamins and nutritional supplements, as we have done in the past. We currently do not have any marketing agreements. We have utilized a multi-level marketing system to market our vitamin products in the past. Multi-level marketing is a system of selling in which you sign up other people to assist you, and they, in turn, recruit others to help them. Some entrepreneurs have built successful companies on this concept because the main focus of their activities is their product and product sales. Herbalife, Inc., a well-known vitamin and health supplement competitor of ours, is a good example of a successful multi-level marketing system in the vitamin and supplement industry. Multi-level marketing programs must comply with various state and federal regulations. For example, in California network multi-level marketing programs must comply with the provisions of the "SAMP Act", which is specified by the provisions of Sections 1812.201 through 1812.221, inclusive, of the California Civil Code. "SAMP" is an acronym for Seller Assisted Marketing Plan. Other state and federal regulators, including the Federal Trade Commission, have their own guidelines regarding the conduct of network marketing or multi-level marketing programs.

Although we are not currently actively marketing our products, we believe that we have complied, in the past, with all of the provisions of the various rules, regulations and guidelines of the various regulators regarding multi-level marketing of our products, and we believe our future multi-level marketing activities, if any, can be conducted in compliance with all applicable state and federal multi-level marketing guidelines.

 The direct sales method features stocking and selling inventory through health food and other retail outlets, or directly to the consumer over the Internet.

The November 2000 issue of the Nutrition Business Journal reports that despite regional variations, the global nutrition industry maintained healthy growth in the last two years. Consumer sales of dietary supplements, natural and organic food, and vitamin and related products rose 17% in the two-year period from $109 billion to $128 billion worldwide, according to research by Nutrition Business Journal. Growth in 2000 is estimated at 7% worldwide, resulting in a $138-billion market dominated by the United States, Europe and Japan. Together, these three regions account for 85% of global sales.

The vitamin industry is not dominated by a few companies but, rather, by a wide range of competitors, from large, multi-national corporations to small regional distributors. The vitamin industry has traditionally been composed of at least four distinct levels: raw materials suppliers, manufacturing companies, distributors, and retailers. The continued expansion of the Internet and ecommerce has resulted in some disruption to this traditional production and supply chain. Internet suppliers such as Mothernature.com, Vitaminshoppe.com and Enutrition.com are directly supplying vitamins and health supplements to a continually expanding customer base. Distributor Supernutrition is promoting an Internet strategy to support vitamin retailers. Some vitamin and supplement manufacturers, such as EAS and Omni Nutraceuticals are entering into the distribution chain directly on the Internet.

In the United States alone, the vitamin and supplement industry is a multi-billion dollar industry ^. We are competing with hundreds of companies that have more money, employees, and other resources than we have. Most of these competitors also have more experience in research and development of vitamin products than we have, and better research and development facilities. Many of these competitors also have their own manufacturing facilities. Our competitors have more experience, may have more manufacturing efficiency, and greater sales and marketing capabilities.

Market leaders in the vitamin and supplement industry have the advantage of established brand names and consumer confidence. We currently have a weak competitive position compared to these companies. Our competition includes:

o Health and natural product specialty retailers. This category is highly fragmented and includes local, regional and national chains, as well as catalog marketers and online retailers. One of the largest participants in this sector is General Nutritional Centers, which has retail outlets nationwide and a website to promote and sell its products. Another large competitor is NBTY, which sells exclusively private-label products through its Puritan's Pride and Nutrition Headquarters mail order catalogs and its Vitamin World retail stores. NBTY also sells through separate Vitamin World and Puritan's Pride websites. Rexall Sundown, a large manufacturer of vitamins, nutritional supplements and minerals, sells directly to consumers through both catalog and direct mail operations. Some of our competitors in this category focus exclusively on Internet sales, including websites such as www.MotherNature.com, and Vitaminshoppe.com.

o Drugstores. This category is dominated by national chains, such as Walgreen's, CVS and RiteAid. Most national chains have a limited online presence, if any. Others have recently acquired an online presence, as CVS did when it acquired www.soma.com and RiteAid did when it invested in www.drugstore.com. Recent online entrants include www.drugstore.com and www.planetRx.com. These competitors currently offers a moderate selection of vitamins, nutritional supplements and minerals, focusing instead on prescriptions and over-the-counter products.

o Supermarkets and grocery stores. This category includes traditional supermarkets, such as Safeway and Kroger, and natural-food markets, such as Whole Foods and Wild Oats. Some of these companies have entered the online market with a limited offering of vitamins, nutritional supplements and minerals. Online grocery stores, such as www.Peapod.com and www.netgrocer.com,also compete against us. This category generally offers a limited selection of vitamins, nutritional supplements and minerals and infrequent discounts.

o Mass merchant retailers. This category is dominated by companies such as Wal-Mart, Kmart and Target, which have extensive retail locations but limited online presence. These chains offer attractive pricing on vitamins, nutritional supplements and minerals but have limited selection at retail stores and offer little product information. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may develop products or services that are equal or superior to our solutions and may achieve greater market acceptance than we do. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or suppliers as the use of the Internet increases.

o Private Label Industry. Sales of private label (that is, store brand) vitamins have grown significantly in chain drug stores and have become a key ingredient in the success of retailers. Store brand products offer lower priced alternatives to nationally advertised brand name products. From the retailer's standpoint, such products allow for lower retail pricing than national brands and yet provide retailers with higher profit margins. Industry analysts predict that private label's share of the overall market should grow significantly over the next 10 years. We will try to participate in this growth by re-introducing our private label brand. Our president, Daniel McCormick, has maintained his contacts in the vitamin distribution segment of the vitamin industry and he believes that we could re-enter the private label segment of this market quickly if we have funds sufficient to re-introduce and update our old product line of private label vitamins, which enjoyed considerable market acceptance at one time.

Source and Availability of Raw Materials. The principal raw materials used in the manufacturing process for our vitamins are natural and synthetic vitamins, purchased from manufacturers primarily in the United States. We intend to purchase raw materials from numerous sources and we are confident that the raw materials necessary to produce vitamin products are readily available from numerous sources and that we will not become dependent on any one supplier. Our president, Daniel McCormick, has maintained his relationships with our former raw material suppliers, who provided us with raw materials from 1995 through 1997.

We may be required to obtain licenses and consents. At some point in the future, we may be required to obtain licenses or consents from government regulatory agencies or from the producers or other holders of patents, copyrights or other similar rights relating to our vitamin products or the technologies for producing, packaging or distributing our vitamin products. If we were unable, if so required, to obtain any necessary license or consent on terms which management considers to be reasonable, we may be required to cease developing, utilizing, or exploiting products affected by government regulation or by patents, copyrights or similar rights. In we are challenged by a government regulatory agency, or by the holders of patents, copyrights or other similar rights, we might not have the financial or other resources to defend any resulting legal action, which could be significant. We do not have any patents on any products we have developed.

We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take steps to protect our unpatented trade secrets and technology, in part through the use of confidentiality agreements with our employees, consultants and subcontractors, there can be no assurance that these agreements will not be breached or that our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors. We do not currently have any contracts with employees, consultants or subcontractors but, when we enter into such contracts, we anticipate including confidentiality clauses in those contracts to prohibit those persons or businesses from discussing any of our products, ingredients used in our products, or our manufacturing processes.

We are subject to government regulation. We do not presently require any government approvals to promote vitamin products, but that could change. The Food and Drug Administration, or FDA, administers the Dietary Supplement Health and Education Act of 1994. This law amended the Federal Food, Drug, and Cosmetic Act to define the term "dietary supplement" and establish a regulatory framework for dietary supplements. In doing so, Congress made 15 significant findings that emphasize the importance of diet and nutrition, including dietary supplement use, in promoting health and reducing the risk of disease. This law provides for broad access to dietary supplements for consumers and also recognizes that there is a need for a rational regulatory framework that provides FDA authority to remove from the market products that pose a "significant or unreasonable" risk to consumers or that are otherwise adulterated and to require that labeling for dietary supplements be accurate. Congress defined "dietary supplement" to mean products that are intended to supplement the diet that contain one or more of certain dietary ingredients, such as:

   ?       a vitamin or a mineral,
   ?       an herb or other botanical,
   ?       an amino acid,
   ? a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or
   ?       a concentrate, metabolite, constituent, extract, or
   ?       combination of the preceding ingredients.

As of March 23, 1999, all dietary supplements must bear nutrition information entitled "Supplement Facts." This labeling is similar to nutrition content labeling for conventional foods but is tailored to the special characteristics of dietary supplements.

Dietary supplements containing these ingredients are permitted to be freely marketed, just like regular foods. If a supplement contains a new dietary ingredient that has not been in the food supply, however, Congress required the manufacturer to notify FDA at least 75 days before marketing, and to include in the notification the manufacturer's basis for its conclusion that a dietary supplement containing the ingredient will reasonably be expected to be safe. There is no requirement that we wait for a safety determination from FDA before marketing any of our proposed vitamin products.

To stay competitive, we will have to introduce new products. The vitamin and nutrient supplement industry is rapidly changing through the continuous development and introduction of new products. Our strategy for growth is substantially dependent upon our ability to introduce new products. Accordingly, we must continually enhance and improve our products. We may be required to adapt to technological changes in the industry and develop products to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds and resources, and we do not have a source or commitment for any such funds and resources. Development efforts relating to the production and distribution of the various products to be developed by the company are not substantially completed. Accordingly, we might be required to refine and improve those products. Continued refinement and improvement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems which could result in material delays in product commercialization or significantly increase costs.

There is a risk of product recall and product returns in the vitamin business. Product recalls may be issued at our discretion or may be required by government agencies having regulatory authority over vitamin products. Product recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that product recalls will not occur in the future. Any product recall could materially adversely affect our business, financial condition or results of operations.

We do not have product liability insurance. Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of vitamin and nutritional supplement products. We do not have product liability insurance, and there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will provide adequate coverage against potential liabilities. We face an inherent business risk of exposure to product liability and other claims in the event that consumption of our vitamin products is alleged to have resulted in adverse effects to consumers. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that we will avoid significant product liability exposure. There can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all, that such insurance will be adequate to cover potential product liability claims or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect our business, financial condition and results of operations.

Our strategy for growth depends on our ability to market and distribute vitamin products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with us, and have the advantage of marketing existing products with existing production and distribution facilities. Bigger companies could force us out of the market by pricing their products lower than ours, or by monopolizing retail sales outlets.


Reports to Security Holders. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements. We will become a reporting company with the Securities and Exchange Commission ("SEC") on the effective date of this Registration Statement and, when we become a reporting company with the SEC, we will file quarterly reports, an annual report, and periodic reports providing the public with current material information about us and our operations. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We don't have an Internet address.

Item 2.       Description of Property

Property held by the company. We do not currently own any real property. Our principal sales and executive offices are provided to us, at no charge, by Daniel McCormick, our president, and they are located in his residence. Mr. McCormick also provides us with the use of home office computer and related equipment.We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We currently have no available cash or cash equivalents. We do not presently own any interests in real estate or any inventory or equipment.

Item 3.       Legal Proceedings

       We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.       Submission of Matters to a Vote of Security Holders

       No matters were submitted for a vote of Security Holders during the year ended February 28, 2001.

                                     PART II

Item 5.       Market For Common Equity and Related Stockholder Matters

As of the date of this Registration Statement, there were 9,896,972 shares of our common stock issued and outstanding. There have been no cash dividends declared on the common stock since the company's inception and our current inactivity is likely to prevent us from declaring any dividends until we generate revenues. Dividends are declared at the sole discretion of the board of directors. There is no public trading market for our common stock. We have approximately 50 shareholders.

Penny Stock Regulation. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of our securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities.

Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B except as follows:


In April, 1997, promissory notes evidencing loans to us from three separate, unaffiliated third parties totaling $409,920 were converted into 496,872 shares of our common stock. The shares in this transaction were valued at $0.825 per share.

In November, 1997, two separate promissory notes evidencing loans to us by a shareholder totaling $31,000 were converted into 155,000 shares of our common stock. The shares in this transaction were valued at $0.20 per share.

In September, 1998, one of our creditors settled a debt we owed of $220,065 for our payment of $21,825 and the issuance of 300,000 shares of our common stock, which means that our common stock in this transaction was sold at $0.66 per share.

In October, 1998, we issued 500 shares of our common stock as an incentive bonus to each independent sales representative of the Company who sold a weight reduction supplement package. 11 sales persons were each issued 500 shares, and 2 sales representatives were each issued 2,000 shares. The shares were valued at par value.

Also in October, 1998, we settled a debt of $16,500 we owed an unaffiliated third-party marketer who had prepared product brochures for us for our payment of $2,500 and the issuance of 50,000 shares of our common stock, which means that our common stock in this transaction sold for $0.28 per share.

In December, 1998 we issued 100,000 shares of our common stock to Robert Brent and 100,000 shares of our common stock to Dr. Michael Nassar to compensate them for their designing and producing a product called "Passion Tonic" that we distributed. We valued that stock at $0.01 per share.

During the year ended February 28, 1999, 3,300,000 shares of our common stock, which had been issued to Sam Kalenuik, one of our original vitamin business founders, were canceled by the company pursuant to an agreement we had with Mr. Kalenuik in 1997. Our stock transfer agent had neglected to cancel those shares in 1997 and they were not canceled until early in 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation

Results of Operations: Our operations from the end of our last fiscal year, February 29, 2001, through the end of this quarter, May 31, 2001, have been minimal, and consisted of the preparation of financial statements, a registration statement and various amendments thereto, a prior delinquent quarterly report, and this quarterly report. We are also preparing an Annual Report on Form 10-KSB for the year ended February 29, 2001. Our officers have continued to monitor the vitamin industry and analyze trends and new products, while designing potential new vitamin products and supplements which our management believes could be commercially successful. We have not paid our officers any compensation for these activities. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the last year.

There is substantial doubt about our viability as a going concern. We have incurred significant losses which have resulted in an accumulated deficit of $993,756 at May 31, 2001. That deficit continues to increase, which raises substantial doubt about our ability to continue as a going concern. As discussed above, we are considering a merger or joint venture with an operating company as one method of addressing this problem. We continue to incur costs for professional services and interest continues to accrue on our outstanding promissory notes. Because of these ongoing expenses, which are approximately $25,000 annually, we will not become profitable until we reach an annual sales volume of at least $250,000. We typically sell our products at six times cost, incurring sales commissions of one half the sales price. To achieve sales of $250,000 annually, we anticipate operating expenses, overhead and employee costs of approximately $5,000 per month.

Liquidity and capital resources. We currently have no cash available and will need to raise additional funds to continue satisfying our reporting obligations and to re-introduce our vitamin product line and develop new product lines. For the three months ended May 31, 2001, we had no revenues. Our general and administrative expenses for the three months ended May 31, 2001 were $2,000, while for the three month period ended May 31, 2000 they were $3,224. Our loss from operations for the three month period ended May 31, 2001 was also $2,000 and our loss from operations for the three month period ended May 31, 2001 was $3,224. We continue to incur income expense on outstanding promissory notes. We are currently inactive and are classified as a "dormant enterprise" because we are not currently undertaking development stage activities. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock. Moreover, because we are currently classified as a "dormant" entity, have no revenues, and have incurred significant losses, there is substantial doubt about our ability to continue as a going concern. Our total current liabilities at May 31, 2001 totaled $429,746.

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

Item 7.  Financial Statements

       Please see accompanying Index to Financial Statements commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. There have been no changes in or disagreements with our accountants since the formation of the company required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and principal executive officers are as specified on the following table:



========================= ============ =========================================

          Name                Age               Position
------------------------- ------------ -----------------------------------------
Daniel T. McCormick            36      president and director
------------------------- ------------ -----------------------------------------
George Farquhar                59      secretary and chief financial officer
========================= ============ =========================================

Dennis W. McCormick             34     director
========================= ============ =========================================

Each of our directors has served since July, 1997, and they will continue to serve as directors until we acquire a merger or joint venture partner, or until we obtain financing sufficient to resume operations. Our bylaws provide that the officers of the company are the president, secretary and treasurer. The position of treasurer is currently vacant. Daniel T. McCormick and Dennis W. McCormick are brothers. None of our directors or executive officers, nor any business entity in which any of our directors or executive officers have been involved, has been involved in any bankruptcy proceedings.

             Biographical Information on Our Officers and Directors.

Daniel T. McCormick, age 36, is the president and a director of the company and was a co-founder of the company's vitamin business beginning in 1995 and continuing to the present. Mr. McCormick began his career as a vitamin distributor with Herbalife, Inc. in 1981 at the age of 19. By the age of 22 he and his wife, Marilyn, had earned over $1,000,000 and had built distributorships that produced over $100,000,000 in vitamin sales. Mr. McCormick was a distributor with Herbalife, Inc. from 1981 through 1992. He joined Body Wise International, a major supplier of grooming and health products, in 1990 and remained with that company through 1995, where he built the highest producing sales organization in the company with over 70,000 distributors and total sales in excess of $350,000,000. He has also served as President of Natural Success, Inc., a corporation located in Dove Canyon, California which is in the business of marketing vitamin supplements from 1990 to the present. He attended Washington State University and presently resides in Dove Canyon, California. He is not currently an officer or director of any other company.

George R. Farquhar, age 59, is the secretary and chief financial officer of the company. Mr. Farquhar worked at Price Waterhouse prior to entering corporate management as chief financial officer. He has served as the president of two companies, each with annual revenues in excess of $200,000,000. He was president of A-Mark Precious Metals from 1974 to 1977. He was also president of A-Mark Trading Company from 1975 to 1977. Both companies were privately owned. For the past 16 years he has been a consultant to publicly traded companies. He is presently president of Maroka, Inc., a consulting company. Mr. Farquhar is a Certified Public Accountant. He received his Master of Business Administration - Finance degree from the University of Southern California.

Dennis W. McCormick, age 34, is a director of the company. He attended Brigham Young University on a football scholarship in 1984 and is currently the assistant manager of a Safeway store, a position he has held since 1992. He is the former owner of a window cleaning business which serviced over 700 clients.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining either any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of our officers or directors also serving as the officers or directors of any corporation or entity so enjoined.

Compliance with Section 16(a) of the Exchange Act

        No member of our Board of Directors nor any of our executive officers timely filed a report with the Securities and Exchange Commission on Form 3, initial statement of beneficial ownership of securities; on Form 4, statement of changes of beneficial ownership of securities; or on Form 5, annual statement of beneficial ownership of securities, for the calendar year 2000.

Item 10.      Executive Compensation


Specified below, in tabular form, is the aggregate annual remuneration of the company's chief executive officer and the four (4) most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of the company's last completed fiscal year.

===============================================================================
Name of individual or           Capacities in which              Aggregate
Identity of Group               remuneration was received        remuneration
-------------------------------------------------------------------------------
None                            None                                None
===============================================================================

There was no compensation paid to any executive officer of the company during the last three fiscal years, nor has any executive officer received stock or any other thing of value in lieu of compensation.



Item 11.      Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of our Common Stock by: (i) each stockholder known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; (iii) each officer.

                                                     Amount and
                                                      Nature of
 Title of            Name and Address of             Beneficial      Percent of
   Class                Beneficial Owner              Ownership        Class
-------------     --------------------------------  --------------  -----------
                     Daniel McCormick                President/
                                                      Director
Common Stock                                          1,200,000          12%
                     George Farquhar                 Corporate
                                                     Secretary
Common Stock                                         1,000,000           10%

                   All officers and directors
                       as a group

Common Stock.................                        2,200,000           22%

-----------------

Security Ownership of Certain Beneficial Owners. Other than our management, no person owns more than 10% of our issued and outstanding common stock.

Mr. Farquhar received his shares during the year ended February 28, 1997 as compensation for services rendered to the company. Mr. Dennis McCormick does not own any shares of our common stock.

Changes in Control. Management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.


Item 12.      Certain Relationships and Related Transactions

Notes Payable. We have four outstanding promissory notes held by officers and shareholders, all of which were entered into in 1997. Sam Kalenuik's wife holds a promissory note from us in the principal amount of $49,880, which accrues interest at 4% per year. Ben Johnson, a shareholder, holds a promissory note from us in the principal amount of $45,000, which accrues interest at 4% per year. Our president and a director, Daniel McCormick, holds a promissory note in the principal amount of $99,993 which accrues interest at 4% per year and also holds a second promissory note in the principal amount of $75,000 which accrues interest at 4% per year.

Item 13.      Exhibits and Reports on Form 8-K

    (a) Exhibits

  Exhibit
  Number   Description
    2.1 Plan of Reorganization was previously filed with the Securities and Exchange Commission on September 19, 2000, as an exhibit to our Registration Statement on Form 10-SB.

    3.1 Articles of Incorporation of Fitonics Corporation were previously filed with the Securities and Exchange Commission on September 19, 2000, as an exhibit to our Registration Statement on Form 10-SB.
    3.2    Certificate of Amendment to Articles of Incorporation (March
           10, 1995) were previously filed with the Securities and Exchange Commission on September 19, 2000, as an exhibit to our Registration Statement on Form 10-SB.
    3.3 Bylaws of Vitatonics Corp. were previously filed with the Securities and Exchange Commission on September 19, 2000, as an exhibit to our Registration Statement on Form 10-SB.
    3.4    Certificate of Amendment to Articles of Incorporation (May 13,
           1996) were previously filed with the Securities and Exchange Commission on February 12, 2001, as an exhibit to our Amendment
           No. 1 to Registration Statement on Form 10-SB.

     Exhibit
     Number      Description
     -------     -----------

      21.1       List of Subsidiaries - not applicable


      21.5       Consent of Auditor

--------------


(b) We did not file any Current Reports on Form 8-K during the year ended February 28, 2001.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VITATONICS CORP.

Dated: August 10, 2001                By: /s/ Daniel McCormick
                                        ----------------------------------------
                                        Daniel McCormick
                                        Chairman of the Board and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures and dates of directors.


August 10, 2001
                                               /s/ Daniel McCormick
                                               --------------------------------
                                               Daniel McCormick
                                               Chaiman of the Board



August ___, 2001
                                               /s/ George Farquhar
                                               --------------------------------
                                               George Farquhar
                                               Chief Financial Officer



                                               --------------------------------

                                VITATONICS CORP.

                              FINANCIAL STATEMENTS

                                February 28, 2001

                                 C O N T E N T S


Independent Auditors' Report................................................ 3

Balance Sheet............................................................... 4

Statements of Operations.................................................... 5

Statements of Stockholders' Equity (Deficit)................................ 6

Statements of Cash Flows.................................................... 7

Notes to the Financial Statements........................................... 8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Vitatonics Corp.
Aliso Viejo, California

We have audited the accompanying balance sheet of Vitatonics Corp. as of February 28, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitatonics Corp. as of February 28, 2001, and the results of its operations and its cash flows for the years ended February 28, 2001 and February 29, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company currently has minimal operations and a deficit in stockholders' equity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
May 8, 2001

                                VITATONICS CORP.
                                  Balance Sheet


                                     ASSETS
                                     ------
                                                                  February 28,
                                                                     2001
                                                            ------------------
CURRENT ASSETS

   Cash$                                                                -
                                                            ------------------

     Total Current Assets                                               -
                                                            ------------------

     TOTAL ASSETS                                           $           -
                                                            ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                         $           90,285
   Accrued interest                                                     64,889
   Notes payable - related parties (Note 2)                            269,873
                                                            ------------------

     Total Current Liabilities                                         425,047
                                                            ------------------

     Total Liabilities                                                 425,047
                                                            ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized 50,000,000 shares;
    9,896,972 shares issued and outstanding                              9,897
   Additional paid-in capital                                          554,113
   Accumulated deficit                                                (989,057)
                                                            ------------------

     Total Stockholders' Equity (Deficit)                             (425,047)
                                                            ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $           -
                                                            ==================

                                VITATONICS CORP.
                            Statements of Operations


                                                  For the Years Ended
                                        --------------------------------------

                                             February 28,        February 29,
                                               2001                2000
                                        ------------------  ------------------

REVENUES                                $           -       $           12,954

COST OF SALES                                       -                   -
                                        ------------------  ------------------

GROSS MARGIN                                        -                   12,954
                                        ------------------  ------------------

EXPENSES

   General and administrative                        3,664              24,238
                                        ------------------  ------------------

     Total Expenses                                  3,664              24,238
                                        ------------------  ------------------

LOSS FROM OPERATIONS                                (3,664)            (11,284)
                                        ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest expense                                (10,795)            (10,795)
                                        ------------------  ------------------

     Total Other Income (Expense)                  (10,795)            (10,795)
                                        ------------------  ------------------

NET LOSS                                $          (14,459) $          (22,079)
                                        ==================  ==================

BASIC LOSS PER SHARE                    $            (0.00) $            (0.00)
                                        ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                     9,896,972           9,896,972
                                        ==================  ==================

                                VITATONICS CORP.
                  Statements of Stockholders' Equity (Deficit)



                                                                                    Additional
                                                   Common                             Paid-in         Accumulated
                                                   Shares           Amount            Capital           Deficit
                                             ----------------  ---------------   ----------------  ----------------
Balance, February 28, 1997                         10,210,600  $        10,210   $         84,241  $       (749,292)

Common stock issued in lieu of debt
 at prices ranging from $0.20 to
 $0.82 per share                                      651,872              652            440,268            -

Common stock issued for services
 at $0.02 per share                                   200,000              200              3,800            -

Net loss for the year ended
 February 28, 1998                                     -                -                  -               (482,373)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1998                         11,062,472           11,062            528,309        (1,231,665)

Common stock issued in lieu of debt
 at $.01 per share                                    350,000              350              3,150            -

Common stock issued for services
 at $.01 per share                                  1,784,500            1,785             16,060            -

Common stock cancelled                             (3,300,000)          (3,300)             3,300            -

Net income for the year ended
 February 28, 1999                                     -                -                  -                279,146
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1999                          9,896,972            9,897            550,819          (952,519)

Net loss for the year ended
 February 29, 2000                                     -                -                  -                (22,079)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 29, 2000                          9,896,972            9,897            550,819          (974,598)

Capital contributed for expenses                       -                -                   3,294            -

Net loss for the year ended
 February 28, 2001                                     -                -                  -                (14,459)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 2001                          9,896,972  $         9,897   $        554,113  $       (989,057)
                                             ================  ===============   ================  ================

                                VITATONICS CORP.
                            Statements of Cash Flows

                                                                      For the Years Ended
                                                            --------------------------------------
                                                                February 28,        February 29,
                                                                  2001                2000
                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                 $          (14,459) $          (22,079)
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                         -                    3,819
     Increase (decrease) in accrued interest                            10,795              10,795
     Increase (decrease) in accounts payable                               370              (8,338)
                                                            ------------------  ------------------
       Net Cash (Used by) Operating Activities                          (3,294)            (15,803)
                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                    -                   -
                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed for expenses                                      3,294              -
                                                            ------------------  ------------------

       Net Cash Provided (Used by) Financing Activities                  3,294              -
                                                            ------------------  ------------------

NET INCREASE (DECREASE)  IN CASH
 AND CASH EQUIVALENTS                                                   -                  (15,803)

CASH AT BEGINNING OF PERIOD                                             -                   15,803
                                                            ------------------  ------------------

CASH AT END OF PERIOD                                       $           -       $           -
                                                            ==================  ==================


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                               $           -       $           -
     Income taxes                                           $           -       $           -

                                VITATONICS CORP.
                        Notes to the Financial Statements
                                February 28, 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              Vitatonics Corp. (the Company) was originally incorporated under the laws of the State of Texas on June 18, 1990 as Aster Buzbuilders, Inc. In May 1996, pursuant to a Plan of Reorganization, the Company changed its name to Vitatonics Corp.

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

              d.  Provision for Taxes

              At February 28, 2001, the Company had net operating loss carryforwards of approximately $990,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                VITATONICS CORP.
                        Notes to the Financial Statements
                                February 28, 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                      For the Years Ended
                                                                            --------------------------------------
                                                                                 February 28,        February 29,
                                                                                  2001               2000
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $            5,495  $            8,390
              Change in valuation allowance                                             (5,495)             (8,390)
                                                                            ------------------  ------------------

                                                                            $           -       $           -
                                                                            ==================  ==================

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                      For the Years Ended
                                                                            --------------------------------------
                                                                                 February 28,        February 29,
                                                                                  2001               2000
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $          376,200  $          370,705
              Change in valuation allowance                                           (376,200)           (370,705)
                                                                            ------------------- ------------------

                                                                            $           -       $           -
                                                                            ==================  ==================

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

              e.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

                                VITATONICS CORP.
                        Notes to the Financial Statements
                                February 28, 2001


NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties at February 28, 2001 consisted of the following:

               at 4%, principal and accrued interest is due on demand.                         $          45,000

              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on demand.                                    75,000

              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on demand.                                    99,993

              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on demand.                                    49,880
                                                                                               -----------------

                 Total notes payable - related parties                                                   269,873

                 Less: current portion                                                                  (269,873)
                                                                                               -----------------
                 Long-term notes payable - related parties                                     $          -
                                                                                               =================

NOTE 3 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $989,057 at February 28, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to seek a merger with an existing operating company.