Form 10QSB
period 2001-05-31
VITATONICS CORP
filed 2001-08-13
CIK 1121459

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2001
                                                -------------

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

                                 949.589.8912
                                 -------------
                           (Issuer's telephone number)

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

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.




                                VITATONICS CORP.

                              FINANCIAL STATEMENTS

                       May 31, 2001 and February 28, 2001

                                VITATONICS CORP.
                                 Balance Sheets


                                     ASSETS
                                     -------

                                                                                  May 31,            February 28,
                                                                                   2001                2001
                                                                               -------------       ----------------
                                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                                       $            -       $            -
                                                                             ------------------  ------------------
     Total Current Assets                                                                  -                    -
                                                                             ------------------  ------------------
     TOTAL ASSETS                                                             $            -       $            -
                                                                             ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                         $           92,285  $           90,285
   Accrued interest                                                                     67,588              64,889
   Notes payable - related parties (Note 2)                                            269,873             269,873
                                                                            ------------------  ------------------

     Total Current Liabilities                                                         429,746             425,047
                                                                            ------------------  ------------------

     Total Liabilities                                                                 429,746             425,047
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
    50,000,000 shares; 9,896,972 shares issued
    and outstanding                                                                      9,897               9,897
   Additional paid-in capital                                                          554,113             554,113
   Accumulated deficit                                                                (993,756)           (989,057)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                             (429,746)           (425,047)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $              -     $              -
                                                                            ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                            May 31,
                                                                            --------------------------------------

                                                                                   2001                2000
                                                                            ------------------  ------------------
REVENUES                                                                    $           -       $           -

COST OF SALES                                                                           -                   -
                                                                            ------------------  ------------------

GROSS MARGIN                                                                            -                   -
                                                                            ------------------  ------------------

EXPENSES

   General and administrative                                                            2,000               3,224
                                                                            ------------------  ------------------

     Total Expenses                                                                      2,000               3,224
                                                                            ------------------  ------------------

LOSS FROM OPERATIONS                                                                    (2,000)             (3,224)
                                                                            ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest expense                                                                     (2,699)             (2,699)
                                                                            ------------------  ------------------

     Total Other Income (Expense)                                                       (2,699)             (2,699)
                                                                            ------------------  ------------------

NET LOSS                                                                    $           (4,699) $           (5,923)
                                                                            ==================  ==================

BASIC LOSS PER SHARE                                                        $            (0.00) $            (0.00)
                                                                            ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                                  9,896,972           9,896,972
                                                                            ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                  Statements of Stockholders' Equity (Deficit)

                                                           Common                  Additional
                                             ---------------------------------      Paid-in          Accumulated
                                                 Shares            Amount           Capital            Deficit
                                             ----------------  ---------------   ----------------  ----------------
Balance, February 28, 1997                         10,210,600  $        10,210   $         84,241  $      (749,292)

Common stock issued in lieu of debt
 at prices ranging from $0.20 to
 $0.82 per share                                      651,872              652            440,268            -

Common stock issued for services
 at $0.02 per share                                   200,000              200              3,800            -

Net loss for the year ended
 February 28, 1998                                     -                -                  -              (482,373)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1998                         11,062,472           11,062            528,309       (1,231,665)

Common stock issued in lieu of debt
 at $.01 per share                                    350,000              350              3,150            -

Common stock issued for services
 at $.01 per share                                  1,784,500            1,785             16,060            -

Common stock cancelled                             (3,300,000)          (3,300)             3,300            -

Net income for the year ended
 February 28, 1999                                     -                -                  -               279,146
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1999                          9,896,972            9,897            550,819         (952,519)

Net loss for the year ended
 February 29, 2000                                     -                -                  -               (22,079)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 29, 2000                          9,896,972            9,897            550,819         (974,598)

Capital contributed for expenses                       -                -                   3,294            -

Net loss for the year ended
 February 28, 2001                                     -                -                  -               (14,459)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 2001                          9,896,972            9,897            554,113         (989,057)

Net loss for the three months ended
 May 31, 2001 (unaudited)                              -                -                  -                (4,699)
                                             ----------------  ---------------   ----------------  ----------------

Balance, May 31, 2001 (unaudited)                   9,896,972  $         9,897   $        554,113  $      (993,756)
                                             ================  ===============   ================  ================





   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                            May 31,
                                                                             --------------------------------------
                                                                                   2001                2000
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $           (4,699) $          (5,923)
   Changes in assets and liabilities:
     Increase in accrued interest                                                        2,699              2,699
     Increase in accounts payable                                                        2,000              3,224
                                                                            ------------------  ------------------
       Net Cash (Used by) Operating Activities                                          -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                    -                   -
                                                                            ------------------  ------------------

NET INCREASE (DECREASE)  IN CASH
 AND CASH EQUIVALENTS                                                                   -                   -

CASH AT BEGINNING OF PERIOD                                                             -                   -
                                                                            ------------------  ------------------

CASH AT END OF PERIOD                                                       $           -       $           -
                                                                            ==================  ==================


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                               $           -       $           -
     Income taxes                                                           $           -       $           -





   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                        Notes to the Financial Statements
                       May 31, 2001 and February 28, 2001


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

              d.  Provision for Taxes

              At May 31, 2001, the Company had net operating loss carryforwards of approximately $995,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                VITATONICS CORP.
                        Notes to the Financial Statements
                       May 31, 2001 and February 28, 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                    For the Three Months Ended
                                                                                            May 31,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
                                                                                 (Unaudited)         (Unaudited)
              Income tax benefit at statutory rate                          $            1,786  $            2,251
              Change in valuation allowance                                             (1,786)             (2,251)
                                                                            ------------------  ------------------

                                                                            $           -       $           -
                                                                            ==================  ==================

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                   For the Three Months Ended
                                                                                             May 31,
                                                                            --------------------------------------
                                                                                  2001               2000
                                                                            ------------------- ------------------
              Income tax benefit at statutory rate                          $          377,986  $          372,956
              Change in valuation allowance                                           (377,986)           (372,956)
                                                                            ------------------- ------------------

                                                                            $           -       $           -
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

                                VITATONICS CORP.
                        Notes to the Financial Statements
                       May 31, 2001 and February 28, 2001


NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties at May 31, 2001 and February 28, 2001 consisted of the following:

                                                                                    May 31,          February 28,
                                                                                     2001               2001
                                                                                 ---------------  ----------------
                                                                                  (Unaudited)
              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on
               demand.                                                           $       45,000    $       45,000

              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on
               demand.                                                                   75,000            75,000

              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on
               demand.                                                                   99,993            99,993

              Note payable to a shareholder, unsecured, interest
               at 4%, principal and accrued interest is due on
               demand.                                                                   49,880            49,880
                                                                                 ---------------  ----------------

                 Total notes payable - related parties                                  269,873           269,873

                 Less: current portion                                                 (269,873)         (269,873)
                                                                                 ---------------  ----------------

                 Long-term notes payable - related parties                       $        -        $         -
                                                                                 ===============  ================


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

                          PART I- FINANCIAL INFORMATION



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

Liquidity and Capital Resources. We currently have no cash available and will need to raise additional funds to continue satisfying our reporting obligations and to re-introduce our vitamin product line and develop new product lines. For the three months ended May 31, 2001, we had no revenues. Our general and administrative expenses for the three months ended May 31, 2001 were $2,000, while for the three month period ended May 31, 2000 they were $3,224. Our loss from operations for the three month period ended May 31, 2001 was also $2,000 and our loss from operations for the three month period ended May 31, 2001 was $3,224. We continue to incur income expense on outstanding promissory notes. We are currently inactive and are classified as a "dormant enterprise" because we are not currently undertaking development stage activities. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock. Moreover, because we are currently classified as a "dormant enterprise" entity, have no revenues, and have incurred significant losses, there is substantial doubt about our ability to continue as a going concern. Our total current liabilities at May 31, 2001 totaled $429,746.

We Do Not Have Any Employees. We do not currently have any employees because we are using consultants and subcontractors to promote our business and for accounting and legal services on an as-needed basis. Until we can raise sufficient funds to develop our own product lines, we plan to negotiate licensing agreements for products developed by other companies. If we were able to enter into any licensing agreements, we would distribute those licensed products and receive income similar to a sales commission on all products distributed by us. At such time as we have developed our own product lines, we anticipate negotiating and entering into manufacturing and production subcontracts with existing manufacturing and production facilities to manufacture our products so that we will require very few employees, if any, during the next 12 months.

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

ITEM  2.     CHANGES  IN  SECURITIES.

We did not issue any securities during the quarter ended May 31, 2001.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

We did not file any reports on Form 8-K during the quarter ended May 31, 2001.


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


VITATONICS CORP.

     By:       /s/  Daniel T. McCormick
               President
     Date:     Aug. 10,  2001

     By:       /s/ George R. Farquhar
               Secretary/Chief Financial Officer
     Date:     Aug. 10, 2001