Form 10KSB/A
period 2001-02-28
VITATONICS CORP
filed 2001-08-27
CIK 1121459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  --------------


                         AMENDMENT NO. 1 TO FORM 10-KSB
                         ------------------------------


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2001

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

              For the transition period from            to
                                             ---------     ---------

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

                                        ^

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ^ No |X|^
       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_| The registrant had no revenues during its fiscal year ended February 28, 2001.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ? No ^
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 9,896,972 common shares issued and outstanding, as of February 28^, 2001.^
                                                                ------

       ^
       Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                VITATONICS CORP.

                                      Index

                                                                          Page
                                                                        --------

PART I.    BUSINESS INFORMATION
Item 1.    Description of Business............................................3
Item 2.    Description of Property............................................9
Item 3.    Legal Proceedings..................................................9
Item 4.    Submission of Matters to a Vote of Security Holders...............10

PART II.   OTHER INFORMATION
Item 5.    Market For Common Equity and Related Stockholder Matters..........10
Item 6.    Management's Discussion and Analysis or Plan of Operation.........11
Item 7.    Financial Statements..............................................12
Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................12

PART III.  OTHER INFORMATION
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................13
Item 10.   Executive Compensation............................................14
Item 11.   Security Ownership of Certain Beneficial Owners and Management....14
Item 12.   Certain Relationships and Related Transactions....................15
Item 13.   Exhibits and Reports Form 8-K.....................................15


SIGNATURES...................................................................16

                                     PART I

Item 1.       Description of Business

^
Development of our company. Our corporate history contains several mergers and reincorporations. We were originally organized under the laws of the State of Nevada on June 18, 1990 using the name CCC-Huntor Associates, Inc. and reincorporated in Texas using the name Aster Buzbuilders, Inc. in June 1995. Under a Plan of Reorganization and Merger dated May 14, 1996, Aster Buzbuilders, Inc. was organized for the transaction of any and all lawful business for which corporations may be incorporated under the Texas Business Corporation Act. It attempted to establish an Internet-based business by compiling a computer database for sellers of small private businesses which would allow Internet access to such information by potential buyers. The company was not successful in establishing this business and acquired all the capital stock of Vitatonics Corp., a Nevada corporation which had been incorporated on February 21, 1995 using the name Fitonics Corporation and which had changed its name to Vitatonics Corp. on March 10, 1995. Under the Plan of Reorganization and Merger, Vitatonics Corp. became a wholly-owned subsidiary of Aster Buzbuilders, Inc. which, in turn, issued 6,000,000 shares of its common stock to the shareholders of Vitatonics Corp., which then dissolved. This reorganization was accounted for as a recapitalization of Vitatonics Corp. for accounting purposes because its shareholders controlled the company after the merger. Our sales and executive offices are located at 38 Thorn Oak, Dove Canyon, California 92679 in our president's residence. Our telephone number is (949)589.8912. Our financial administrative offices were originally in Vancouver, Canada because our co-founder, Sam Kalenuik, lived there. This administrative office was moved to 23456 South Pointe Drive, Lake Forest, California, our chief financial officer's residence, in July, 1997, then to our president's residence in December, 1997.

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

We have ongoing expenses of approximately $25,000 annually and, therefore, we anticipate that we will not become profitable until we reach an annual sales volume of at least $250,000. We typically sell our products at six times cost, incurring sales commissions of one half the sales price. To achieve sales of $250,000 annually, we anticipate operating expenses, overhead and employee costs of approximately $60,000 per year and product costs of approximately $40,000 per year. Therefore, to reenter the vitamin business and achieve profitability we will need approximately $125,000 per year in available cash.


^
If we are able to attract a merger or joint venture partner, or obtain sufficient financing, our present plan of operation for the next twelve months is to develop, and possibly reintroduce updated versions of, our own brands of vitamins and nutritional supplements. We plan to develop different vitamin products sold in single vitamin and in multivitamin combinations with varying potency levels in various forms, including tablets (both chewable and time released tablets), powders, two-piece hard shell capsules, and soft gelatin encapsulated capsules ("soft gels"). We may also develop related products, such as enzyme, mineral, and antioxidant products, but we will probably enter this field by distributing products developed by other companies, which will reduce or eliminate research and development costs. These products would be marketed under our label.

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

We face significant competition. The vitamin, nutritional supplement and mineral market are highly fragmented and very competitive. Because of the wide variety of companies which sell vitamin products, we face competition from health and natural product specialty retailers, drugstores, supermarkets, grocery stores, and merchant retailers. Our competitors utilize a wide variety of distribution channels, including online commerce, retail stores, catalog operations or direct selling. Both vitamin brand name and price are factors on which consumers base their buying decisions.

Almost all of our competitors have greater access to capital than we do and engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion has generated pricing pressures to which we must respond.

The two primary methods of distribution of products in the industry are multi-level marketing and direct sales. Many vitamin and supplement distributors, such as Herblike, utilize multi-level marketing programs, which promote brand loyalty and repeat sales.

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

The vitamin industry is not dominated by a few companies but, rather, by a wide range of competitors, from large, multi-national corporations to small regional distributors. The vitamin industry has traditionally been composed of at least four distinct levels: raw materials suppliers, manufacturing companies, distributors, and retailers. The continued expansion of the Internet and commerce has resulted in some disruption to this traditional production and supply chain. Internet suppliers such as Mothernature.com, Vitaminshoppe.com and Enutrition.com are directly supplying vitamins and health supplements to a continually expanding customer base. Distributor Supernutrition is promoting an Internet strategy to support vitamin retailers. Some vitamin and supplement manufacturers, such as EAS and Omni Nutraceuticals are entering into the distribution chain directly on the Internet.

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

We are subject to government regulation. We do not presently require any government approvals to promote vitamin products, but that could change. The Food and Drug Administration, or FDA, administers the Dietary Supplement Health and Education Act of 1994. This law amended the Federal Food, Drug, and Cosmetic Act to define the term "dietary supplement" and establish a regulatory framework for dietary supplements. In doing so, Congress made 15 significant findings that emphasize the importance of diet and nutrition, including dietary supplement use, in promoting health and reducing the risk of disease. This law provides for broad access to dietary supplements for consumers and also recognizes that there is a need for a rational regulatory framework that provides FDA authority to remove from the market products that pose a "significant or unreasonable" risk to consumers or that are otherwise adulterated and to require that labeling for dietary supplements be accurate. Congress defined "dietary supplement" to mean products that are intended to supplement the diet that contain one or more of certain dietary ingredients, such as:^
                                       -----
     o   a vitamin or a mineral,

     o   an herb or other botanical,

     o   an amino acid,

     o a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or

     o   a concentrate, metabolite, constituent, extract, or

     o   combination of the preceding ingredients.

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


Reports to Security Holders. We file ^ quarterly reports, an annual report, and periodic reports providing the public with current material information about us and our operations with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We don't have an Internet address.


Item 2.       Description of Property

Property held by the company. We do not currently own any real property. Our principal sales and executive offices are provided to us, at no charge, by Daniel McCormick, our president, and they are located in his residence. Mr. McCormick also provides us with the use of home office computer and related equipment. We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We currently have no available cash or cash equivalents. We do not presently own any interests in real estate or any inventory or equipment.

Item 3.       Legal Proceedings

       We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. ^^

Item 4.       Submission of Matters to a Vote of Security Holders

       No matters were submitted for a vote of Security Holders during the year ended February 28, 2001. ^
^
                                     PART II

Item 5.       Market For Common Equity and Related Stockholder Matters


As of February 28, 2001, there were 9,896,972 shares of our common stock issued and outstanding. There have been no cash dividends declared on the common stock since the company's inception and our current inactivity is likely to prevent us from declaring any dividends until we generate revenues. Dividends are declared at the sole discretion of the board of directors. There is no public trading market for our common stock. We have approximately 50 shareholders.


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

^ Sales of Unregistered Securities


There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B except as follows:

In April, 1997, promissory notes evidencing loans to us from three separate, unaffiliated third parties totaling $409,920 were converted into 496,872 shares of our common stock. The shares in this transaction were valued at $0.825 per share. The shares were issued in a private placement exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The exemption was available because shares were issued in a private transaction to three unaffiliated persons who had a pre-existing business relationship with the company.

In November, 1997, two separate promissory notes evidencing loans to us by a shareholder totaling $31,000 were converted into 155,000 shares of our common stock. The shares in this transaction were valued at $0.20 per share. The shares were issued in a private placement exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The exemption was available because shares were issued in a private transaction to one of our shareholders.

In September, 1998, one of our creditors settled a debt we owed of $220,065 for our payment of $21,825 and the issuance of 300,000 shares of our common stock, which means that our common stock in this transaction was sold at $0.66 per share. The shares were issued in a private placement exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The exemption was available because shares were issued in a private transaction to one of our creditors who was, therefore, a person with a pre-existing business relationship with the company.

In October, 1998, we issued 500 shares of our common stock as an incentive bonus to each independent sales representative of the Company who sold a weight reduction supplement package. 11 sales persons were each issued 500 shares, and 2 sales representatives were each issued 2,000 shares. We believe the estimated value of the services provided by each of the 11 sales representatives issued 500 shares was $5.00 and that the estimated value of the services provided by each of the 2 sales representatives issued 2,000 shares was $20.00. Therefore, the shares were valued at $0.01 per share. The shares were issued in a private placement exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The exemption was available because shares were issued in a private transaction to a total of 13 persons who had a pre-existing relationship with the company.

Also in October, 1998, we settled a debt of $16,500 we owed an unaffiliated third-party marketer who had prepared product brochures for us for our payment of $2,500 and the issuance of 50,000 shares of our common stock, which means that our common stock in this transaction sold for $0.28 per share. The shares were issued in a private placement exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The exemption was available because shares were issued in a private transaction to one of our creditors who was, therefore, a person with a pre-existing business relationship with the company.

In December, 1998 we issued 100,000 shares of our common stock to Robert Brent and 100,000 shares of our common stock to Dr. Michael Nassar to compensate them for their designing and producing a product called "Passion Tonic" that we distributed. We valued that stock at $0.01 per share. We believe the estimated value of the services provided by Robert Brent was $1,000 and by Dr. Nassar was $1,000. The shares were issued in a private placement exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The exemption was available because shares were issued in a private transaction to 2 persons who were providing services to the company and, therefore, had a pre-existing relationship with the company

During the year ended February 28, 1999, 3,300,000 shares of our common stock, which had been issued to Sam Kalenuik, one of our original vitamin business founders, were canceled by the company pursuant to an agreement we had with Mr. Kalenuik in 1997. Our stock transfer agent had neglected to cancel those shares in 1997 and they were not canceled until early in 1999.

^

^ Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation ^^


Results of Operations: Our operations for the fiscal year ended February 28, 2001 were minimal, and consisted of the preparation of financial statements, a registration statement and the first amendment thereto. Our officers have continued to monitor the vitamin industry and analyze trends and new products, while designing potential new vitamin products and supplements which our management believes could be commercially successful. We have not paid our officers any compensation for these activities. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the fiscal year ended February 28, 2001. ^

There is substantial doubt about our viability as a going concern. We have incurred significant losses which resulted in an accumulated deficit of $989,057^ at February 28, 2001, as compared to an accumulated deficit of $974,598 at February 29, 2000^. That deficit continues to increase, which raises substantial doubt about our ability to continue as a going concern. As discussed above, we are considering a merger or joint venture with an operating company as one method of addressing this problem. We continue to incur costs for professional services and interest continues to accrue on our outstanding promissory notes. Because of these ongoing expenses, which we anticipate will be approximately $25,000 annually, we will not become profitable until we reach an annual sales volume of at least $250,000. We typically sell our products at six times cost, incurring sales commissions of one half the sales price. To achieve sales of $250,000 annually, we anticipate operating expenses, overhead and employee costs of approximately $5,000 per month.

Liquidity and capital resources. We currently have no cash available and will need to raise additional funds to continue satisfying our reporting obligations and to re-introduce our vitamin product line and develop new product lines. For the year ended February 28, 2001, we had no revenues, as compared to revenues of $12,954 for the year ended February 29, 2000.^Our general and administrative expenses for the year ended February 28, 2001 were $3,664, as compared to general and administrative expenses of $24,238 for the year ended February 29, 2000. Our loss from operations for the year ended February 28, 2001 was $3,664, as compared to loss from operations of $11,284 for the year ended February 29, 2000.^ We continue to incur income expense on outstanding promissory notes. We are currently inactive and are classified as a "dormant enterprise" because we are not currently undertaking development stage activities. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock. Moreover, because we are currently classified as a "dormant" entity, have no revenues, and have incurred significant losses, there is substantial doubt about our ability to continue as a going concern. Our total current liabilities at February 28, 2001^totaled $425,047^, as compared to total liabilities of $413,882 at February 29, 2000.


We do not have any employees. We do not currently have any employees because we are using consultants and subcontractors to promote our business and for accounting and legal services on an as-needed basis. Until we can raise sufficient funds to develop our own product lines, we plan to negotiate licensing agreements for products developed by other companies. If we were able to enter into any licensing agreements, we would distribute those licensed products and receive income similar to a sales commission on all products distributed by us. At such time as we have developed our own product lines, we anticipate negotiating and entering into and manufacturing and production subcontracts with existing manufacturing and production facilities to manufacture our products so that we will require very few employees, if any,
during the next 12 months.^    ^
^

^Item 7.^ Financial Statements

       Please see accompanying Index to Financial Statements commencing on page F-1.

Item 8.^ Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and principal executive officers are as specified on the following table:




====================== ============== =========================================
               Name         Age                      Position
---------------------- -------------- -----------------------------------------
Daniel T. McCormick         37        president and director
---------------------- -------------- -----------------------------------------
George Farquhar             60        secretary and chief financial officer
====================== ============== =========================================
Dennis W. McCormick         35         director
====================== ============== =========================================


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

             Biographical Information on Our Officers and Directors.


Daniel T. McCormick, age 37^, is the president and a director of the company and was a co-founder of the company's vitamin business beginning in 1995 and continuing to the present. Mr. McCormick began his career as a vitamin distributor with Herbalife, Inc. in 1981 at the age of 19. By the age of 22 he and his wife, Marilyn, had earned over $1,000,000 and had built distributorships that produced over $100,000,000 in vitamin sales. Mr. McCormick was a distributor with Herbalife, Inc. from 1981 through 1992. He joined Body Wise International, a major supplier of grooming and health products, in 1990 and remained with that company through 1995, where he built the highest producing sales organization in the company with over 70,000 distributors and total sales in excess of $350,000,000. He has also served as President of Natural Success, Inc., a corporation located in Dove Canyon, California which is in the business of marketing vitamin supplements from 1990 to the present. He attended Washington State University and presently resides in Dove Canyon, California. He is not currently an officer or director of any other company.

George R. Farquhar, age 60, is the secretary and chief financial officer of the company. Mr. Farquhar worked at Price Waterhouse prior to entering corporate management as chief financial officer. He has served as the president of two companies, each with annual revenues in excess of $200,000,000. He was president of A-Mark Precious Metals from 1974 to 1977. He was also president of A-Mark Trading Company from 1975 to 1977. Both companies were privately owned. For the past 16 years he has been a consultant to publicly traded companies. He is presently president of Maroka, Inc., a consulting company. Mr. Farquhar is a Certified Public Accountant. He received his Master of Business Administration - Finance degree from the University of Southern California.

Dennis W. McCormick, age 35^, is a director of the company. He attended Brigham Young University on a football scholarship in 1984 and is currently the assistant manager of a Safeway store, a position he has held since 1992. He is the former owner of a window cleaning business which serviced over 700 clients.


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

     ^Compliance with Section 16(a) of the Exchange Act


     ^No member of our Board of Directors nor any of our executive officers^ timely filed a report with the Securities and Exchange Commission on Form 3, initial statement of beneficial ownership of securities; on Form 4^, statement of changes of beneficial ownership of securities; or on Form 5, annual statement of beneficial ownership of securities, ^for the fiscal year ended February 28, 2001.^ ^


Item 10.      Executive Compensation


Specified below, in tabular form, is the aggregate annual remuneration of the company's chief executive officer and the four (4) most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of the company's last completed fiscal year.

===============================================================================
Name of individual or           Capacities in which                   Aggregate
Identity of Group             remuneration was received            remuneration
-------------------------------------------------------------------------------
None (1)                               None                              None
===============================================================================

There was no compensation paid to any executive officer of the company during the last three fiscal years, nor has any executive officer received stock or any other thing of value in lieu of compensation.

^

Item 11.      Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of our Common Stock by: (i) each stockholder known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; (iii) each officer.

                                                     Amount and
                                                     Nature of
   Title of            Name and Address of           Beneficial     Percent of
   Class                Beneficial Owner             Ownership        Class
-------------    --------------------------------  --------------  -----------

Common Stock         Daniel McCormick                President/         12%
                     ^                               Director
                    ---                              1,200,000
                                                         ^
                                                        ---
Common Stock         George Farguhar                 Corporate          10%
                                                     Secretary
                                                     1,000,000


                    All officers and directors       2,200,000^         22^%
                    as a group
Common Stock........
--------------
(1) The officers and directors are reimbursed for expenses incurred on behalf of the company.

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

    (a) Exhibits

  Exhibit
  Number   Description
 --------  -----------
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

   21.1    List of Subsidiaries - not applicable

   21.5    Consent of Auditor
---------


(b) We did not file any Current Reports on Form 8-K during the year ended February 28, 2001.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VITATONICS CORP.

Dated: August_23, 2001               By:/s/ Daniel McCormick
                                        ----------------------------------------
                                        Daniel McCormick
                                        Chairman of the Board and President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures and dates of directors.


August 23, 2001                       /s/ Daniel McCormick
                                      ------------------------------------------
                                      Daniel McCormick
                                      Chairman of the Board


August 23, 2001                       /s/ George Farquhar
                                      ------------------------------------------
                                      George Farquhar
                                      Chief Financial Officer

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