Form 10QSB
period 2001-08-31
VITATONICS CORP
filed 2001-10-23
CIK 1121459

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2001
                                                       ----------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from             to
                                        -----------    -------------

Commission  file  number
                         --------------

                             VITATONICS CORP.
                             ----------------------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,896,972 common shares issued and outstanding, as of August 31, 2001
---------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):
 Yes [ ]  No [X]

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.



                                VITATONICS CORP.

                              FINANCIAL STATEMENTS

                      August 31, 2001 and February 28, 2001

                                VITATONICS CORP.
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                    August 31,        February 28,
                                                                       2001                2001
                                                                ------------------  ------------------
                                                                   (Unaudited)
CURRENT ASSETS

   Cash$                                                                         -  $                -
                                                                ------------------  ------------------

     Total Current Assets                                                        -                   -
                                                                ------------------  ------------------

     TOTAL ASSETS                                               $                -  $                -
                                                                ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                             $           97,258  $           90,285
   Accrued interest                                                         70,287              64,889
   Notes payable - related parties (Note 2)                                269,873             269,873
                                                                ------------------  ------------------

     Total Current Liabilities                                             437,418             425,047
                                                                ------------------  ------------------

     Total Liabilities                                                     437,418             425,047
                                                                ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
    50,000,000 shares; 9,896,972 shares issued
    and outstanding                                                          9,897               9,897
   Additional paid-in capital                                              554,113             554,113
   Accumulated deficit                                                  (1,001,428)           (989,057)
                                                                ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                 (437,418)           (425,047)
                                                                ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                          $                -  $                -
                                                                ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                            Statements of Operations
                                   (Unaudited)

                                        For the Six Months Ended        For the Three Months Ended
                                              August 31,                          August 31,
                                  ---------------------------------   ---------------------------------
                                        2001              2000            2001             2000
                                  ----------------  ---------------   ---------------  ----------------
REVENUES                          $              -  $             -   $             -  $              -

COST OF SALES                                    -                -                 -                 -
                                  ----------------  ---------------   ---------------  ----------------

GROSS MARGIN                                     -                -                 -                 -
                                  ----------------  ---------------   ---------------  ----------------

EXPENSES

   General and administrative                6,973            2,307             4,973             1,150
                                  ----------------  ---------------   ---------------  ----------------

     Total Expenses                          6,973            2,307             4,973             1,150
                                  ----------------  ---------------   ---------------  ----------------

LOSS FROM OPERATIONS                        (6,973)          (2,307)           (4,973)           (1,150)
                                  ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Interest expense                         (5,398)          (5,398)           (2,699)           (2,699)
                                  ----------------  ---------------   ---------------  ----------------

     Total Other Income (Expense)           (5,398)          (5,398)           (2,699)           (2,699)
                                  ----------------  ---------------   ---------------  ----------------

NET LOSS                          $        (12,371) $        (7,705)  $        (7,672) $         (3,849)
                                  ================  ===============   ===============  ================

BASIC LOSS PER SHARE              $          (0.00) $         (0.00)  $         (0.00) $          (0.00)
                                  ================  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      9,896,972        9,896,972         9,896,972         9,896,972
                                  ================  ===============   ===============  ================




   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                  Statements of Stockholders' Equity (Deficit)

                                                          Common                   Additional
                                             ---------------------------------     Paid-in           Accumulated
                                                    Shares          Amount         Capital            Deficit
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1997                         10,210,600  $        10,210   $         84,241  $       (749,292)

Common stock issued in lieu of debt
 at prices ranging from $0.20 to
 $0.82 per share                                      651,872              652            440,268                 -

Common stock issued for services
 at $0.02 per share                                   200,000              200              3,800                 -

Net loss for the year ended
 February 28, 1998                                          -                -                  -          (482,373)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1998                         11,062,472           11,062            528,309        (1,231,665)

Common stock issued in lieu of debt
 at $.01 per share                                    350,000              350              3,150                 -

Common stock issued for services
 at $.01 per share                                  1,784,500            1,785             16,060                 -

Common stock cancelled                             (3,300,000)          (3,300)             3,300                 -

Net income for the year ended
 February 28, 1999                                          -                -                  -           279,146
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1999                          9,896,972            9,897            550,819          (952,519)

Net loss for the year ended
 February 29, 2000                                          -                -                  -           (22,079)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 29, 2000                          9,896,972            9,897            550,819          (974,598)

Capital contributed for expenses                            -                -              3,294                 -

Net loss for the year ended
 February 28, 2001                                          -                -                  -           (14,459)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 2001                          9,896,972            9,897            554,113          (989,057)

Net loss for the six months ended
 August 31, 2001 (unaudited)                                -                -                  -           (12,371)
                                             ----------------  ---------------   ----------------  ----------------

Balance, August 31, 2001 (unaudited)                9,896,972  $         9,897   $        554,113  $     (1,001,428)
                                             ================  ===============   ================  ================



   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                            Statements of Cash Flows
                                   (Unaudited)

                                                         For the Six Months Ended
                                                                 August 31,
                                                 --------------------------------------
                                                         2001                2000
                                                 ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $          (12,371) $           (7,705)
   Changes in assets and liabilities:
     Increase in accrued interest                             5,398               5,398
     Increase in accounts payable                             6,973               2,307
                                                 ------------------  ------------------
       Net Cash (Used by) Operating Activities                    -                   -
                                                 ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                              -                   -
                                                 ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                              -                   -
                                                 ------------------  ------------------

NET INCREASE (DECREASE)  IN CASH
 AND CASH EQUIVALENTS                                             -                   -

CASH AT BEGINNING OF PERIOD                                       -                   -
                                                 ------------------  ------------------

CASH AT END OF PERIOD                            $                -  $                -
                                                 ==================  ==================


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                    $                -  $                -
     Income taxes                                $                -  $                -





   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                        Notes to the Financial Statements
                      August 31, 2001 and February 28, 2001


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

              d.  Provision for Taxes

              At August 31, 2001, the Company had net operating loss carryforwards of approximately $1,000,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                VITATONICS CORP.
                        Notes to the Financial Statements
                      August 31, 2001 and February 28, 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                 For the Six Months Ended
                                                                          August 31,
                                                          --------------------------------------
                                                                  2001                2000
                                                          ------------------  ------------------
                                                             (Unaudited)         (Unaudited)

              Income tax benefit at statutory rate        $            4,700  $            2,928
              Change in valuation allowance                           (4,700)             (2,928)
                                                          ------------------  ------------------

                                                          $                -  $                -
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

                                VITATONICS CORP.
                        Notes to the Financial Statements
                      August 31, 2001 and February 28, 2001


NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties at August 31, 2001 and February 28, 2001 consisted of the following:

                                                                                      August 31,      February 28,
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

We have an accumulated deficit of $1,001,428 at August 31, 2001, and that deficit has been steadily increasing as we incur legal and accounting expenses incidental to our reporting obligations as a public company. Our accountants have expressed concern that we will not be able to continue as a going concern because our our continuing losses. While we have net operating loss carryforwards of approximately $1,000,000 that may be offset against future taxable income through 2021, these loss carryforwards will not do us any good unless we can generate income. We are currently classified as a "dormant enterprise" for accounting purposes because we are inactive and are not carrying on development stage activities.

If we are able to attract a merger or joint venture partner, or obtain sufficient financing, our present plan of operation for the next twelve months is to develop, and possibly reintroduce updated versions of, our own brands of vitamins and nutritional supplements. However, because we have no funds available, we are not currently spending any funds on research and development of these new products, nor have we spent any funds on research and development during the last two years. However, Mr. McCormick has continued to revise and develop a proposed product line based on the sales trends in the industry. Because of Mr. McCormick's significant experience, we believe that, if we can obtain sufficient working capital and research and development funds, we could design, produce and distribute a successful product line.

Should we raise sufficient funds to re-introduce our vitamin product line and develop new product lines, we plan to market our vitamin products to health food stores and other wholesale and resale sources. We also hope to acquire the right to sell or distribute other parties' vitamin products. We also plan to re-establish our past marketing network and add additional products as opportunity allows, either through licensing the products of others or through corporate acquisitions. Results of Operations: Our operations from the end of our last fiscal year, February 29, 2001, through the end of this quarter, August 31, 2001, have been minimal, and consisted of the preparation of financial statements, amendments to a registration statement on Form 10-SB, quarterly reports and our annual report. Our officers have continued to monitor the vitamin industry and analyze trends and new products, while designing potential new vitamin products and supplements which our management believes could be commercially successful. We have not paid our officers any compensation for these activities. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the last year.

Substantial Doubt About Our Viability as a Going Concern. We have incurred significant losses which have resulted in an accumulated deficit of $1,001,428 at August 31, 2001. That deficit continues to increase, which raises substantial doubt about our ability to continue as a going concern. As discussed above, we are considering a merger or joint venture with an operating company as one method of addressing this problem. We continue to incur costs for professional services and interest continues to accrue on our outstanding promissory notes. Because of these ongoing expenses, which are approximately $25,000 annually, we will not become profitable until we reach an annual sales volume of at least $250,000. We typically sell our products at six times cost, incurring sales commissions of one half the sales price. To achieve sales of $250,000 annually, we anticipate operating expenses, overhead and employee costs of approximately $5,000 per month.

Liquidity and Capital Resources. We currently have no cash available and will need to raise additional funds to continue satisfying our reporting obligations and to re-introduce our vitamin product line and develop new product lines. For the six months ended August 31, 2001, we had no revenues. Our general and administrative expenses for the six months ended August 31, 2001 were $6,973, while for the six month period ended August 31, 2000 they were only $2,307. The increase in these expenses was the result of our efforts to become current in our reporting obligations. Our loss from operations for the six month period ended August 31, 2001 was also $6,973 and our loss from operations for the six month period ended August 31, 2001 was $2,307. We continue to incur income expense on outstanding promissory notes. We are currently inactive and are classified as a "dormant enterprise" because we are not currently undertaking development stage activities. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

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

ITEM  2.     CHANGES  IN  SECURITIES.

We did not issue any securities during the six month period ended August 31, 2001.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

We did not file any reports on Form 8-K during the quarter ended August 31, 2001.

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

3.4                      Certificate of Amendment to
                         Articles of Incorporation
                        (May 13, 1996)                                  **

4.                       Instruments Defining Rights
                         of Security Holders (not applicable)


10.                      Material Contracts (not applicable)

11.                      Statement re: Computation of Per
                         Share Earnings (see financial statements incorporated herein)

15.                      Not applicable

18.                      Not applicable

19.                      Not applicable

22.                      Not applicable

23.                      Not applicable

24.                      Power of Attorney (not applicable)

* Previously filed with the Securities and Exchange Commission on September 19, 2000 as an exhibit to the company's Registration Statement on Form 10-SB.

** Previously filed with the Securities and Exchange Commission on February 12, 2001 as an exhibit to the company's Amendment No. 1 to Registration Statement on Form 10-SB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


VITATONICS CORP.


     By:       /s/  George Farquhar
               Secretary/Chief Financial Officer
     Date:     October 22, 2001