Form 10QSB
period 2001-11-30
VITATONICS CORP
filed 2002-01-15
CIK 1121459

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended November 30,  2001
                                        ------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to

Commission  file  number   _________


                                VITATONICS CORP.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

     NEVADA                                                        35-0511303
     ------                                                        ----------
State or other jurisdiction                                    (I.R.S. Employer
of incorporation  or organization)                           Identification No.)

                   38 THORN OAK, DOVE CANYON, CALIFORNIA 92679
               --------------------------------------------------
                    (Address of principal executive offices)

                                  949.589.8912
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days.
     Yes [ ]     No [X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,896,972 common shares issued and
                                            ------------------------------------
outstanding, as of November 30, 2001
------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):
     Yes [ ]  No [X]

                          PART I- FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS.

















                                VITATONICS CORP.

                              FINANCIAL STATEMENTS

                     November 30, 2001 and February 28, 2001

                                VITATONICS CORP.
                                 Balance Sheets



                                     ASSETS
                                     ------

                                                    November 30,         February 28,
                                                       2001                  2001
                                                  ------------------  ------------------
                                                     (Unaudited)

CURRENT ASSETS

   Cash                                           $                -  $                -
                                                  ------------------  ------------------

     Total Current Assets                                          -                   -
                                                  ------------------  ------------------

     TOTAL ASSETS                                 $                -  $                -
                                                  ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                               $           42,019  $           90,285
   Accrued expenses                                           16,000                   -
   Accrued interest                                           72,986              64,889
   Notes payable - related parties (Note 2)                  269,873             269,873
                                                  ------------------  ------------------

     Total Current Liabilities                               400,878             425,047
                                                  ------------------  ------------------

     Total Liabilities                                       400,878             425,047
                                                  ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
    50,000,000 shares; 9,896,972 shares issued
    and outstanding                                            9,897               9,897
   Additional paid-in capital                                554,113             554,113
   Accumulated deficit                                      (964,888)           (989,057)
                                                  ------------------  ------------------

     Total Stockholders' Equity (Deficit)                   (400,878)           (425,047)
                                                  ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $                -  $                -
                                                  ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                            Statements of Operations
                                   (Unaudited)

                                           For the Three Months Ended         For the Nine Months Ended
                                                  November 30,                       November 30,
                                       ---------------------------------------------------------------------
                                             2001              2000              2001             2000
                                       ----------------  ---------------   ---------------  ----------------

REVENUES                               $              -  $             -   $             -  $              -

COST OF SALES                                         -                -                 -                 -
                                       ----------------  ---------------   ---------------  ----------------

GROSS MARGIN                                          -                -                 -                 -
                                       ----------------  ---------------   ---------------  ----------------

EXPENSES

   General and administrative                    18,675              465            25,638             2,772
                                       ----------------  ---------------   ---------------  ----------------

     Total Expenses                              18,675              465            25,638             2,772
                                       ----------------  ---------------   ---------------  ----------------

LOSS FROM OPERATIONS                            (18,675)            (465)          (25,638)           (2,772)
                                       ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Gain on extinguishment for debt               57,903                -            57,903                 -
   Interest expense                              (2,698)          (2,699)           (8,096)           (8,096)
                                       ----------------  ---------------   ---------------  ----------------

     Total Other Income (Expense)                55,205           (2,699)           49,807            (8,096)
                                       ----------------  ---------------   ---------------  ----------------

NET INCOME (LOSS)                      $         36,530  $        (3,164)  $        24,169  $        (10,868)
                                       ================  ===============   ===============  ================

BASIC INCOME (LOSS) PER
 SHARE $                               $          (0.00) $          0.00   $         (0.00) $           0.00
                                       ================  ===============   ===============  ================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                           9,896,972        9,896,972         9,896,972         9,896,972
                                       ================  ===============   ===============  ================











   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                  Statements of Stockholders' Equity (Deficit)


                                                           Common                   Additional
                                             ---------------------------------        Paid-in         Accumulated
                                                  Shares            Amount            Capital           Deficit
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1997                         10,210,600  $        10,210   $         84,241  $       (749,292)

Common stock issued in lieu of debt
 at prices ranging from $0.20 to
 $0.82 per share                                      651,872              652            440,268                 -

Common stock issued for services
 at $0.02 per share                                   200,000              200              3,800                 -

Net loss for the year ended
 February 28, 1998                                          -                -                  -          (482,373)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1998                         11,062,472           11,062            528,309        (1,231,665)

Common stock issued in lieu of debt
 at $.01 per share                                    350,000              350              3,150                 -

Common stock issued for services
 at $.01 per share                                  1,784,500            1,785             16,060                 -

Common stock cancelled                             (3,300,000)          (3,300)             3,300                 -

Net income for the year ended
 February 28, 1999                                          -                -                  -           279,146
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1999                          9,896,972            9,897            550,819          (952,519)

Net loss for the year ended
 February 29, 2000                                          -                -                  -           (22,079)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 29, 2000                          9,896,972            9,897            550,819          (974,598)

Capital contributed for expenses                            -                -              3,294                 -

Net loss for the year ended
 February 28, 2001                                          -                -                  -           (14,459)
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 2001                          9,896,972            9,897            554,113          (989,057)

Net income for the nine months ended
 November 30, 2001 (unaudited)                              -                -                  -            24,169
                                             ----------------  ---------------   ----------------  ----------------

Balance, November 30, 2001
 (unaudited)                                        9,896,972  $         9,897   $        554,113  $       (964,888)
                                             ================  ===============   ================  ================

   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                            Statements of Cash Flows
                                   (Unaudited)


                                                           For the Nine Months Ended
                                                                    November 30,
                                                    --------------------------------------
                                                           2001                2000
                                                    ------------------  ------------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                $           24,169  $          (10,868)

   Adjustments to reconcile loss from operations
   to net cash used by operating activities:
     Extraordinary gain                                        (57,903)                  -
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                      -                   -
     Increase (decrease) in accrued interest                     8,097               8,096
     Increase (decrease) in accrued expenses                    16,000                   -
     Increase (decreased) in accounts payable                    9,637                   -
                                                    ------------------  ------------------
       Net Cash (Used by) Operating Activities                       -              (2,772)
                                                    ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                 -                   -
                                                    ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital for expenses                                  -               2,772
   Payments on notes payable - related parties                       -                   -
                                                    ------------------  ------------------

     Net Cash Provided by Financing Activities                       -               2,772
                                                    ------------------  ------------------
NET INCREASE (DECREASE)  IN CASH
 AND CASH EQUIVALENTS                                                -                   -
CASH AT BEGINNING OF PERIOD                                          -                   -
                                                    ------------------  ------------------
CASH AT END OF PERIOD                               $                -  $                -
                                                    ==================  ==================
SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                       $                -  $                -
     Income taxes                                   $                -  $                -







   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                        Notes to the Financial Statements
                     November 30, 2001 and February 28, 2001


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

                                VITATONICS CORP.
                        Notes to the Financial Statements
                     November 30, 2001 and February 28, 2001


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Basic Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

          f. Accounts Payable

          The Company had a total of $57,903 of accounts payable that have been outstanding longer than four years. The Company's legal council has stated that per California Code of Civil Procedures Section 337, that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. Per opinion stated accounts payables were written off and a gain on the write down of accounts payables has been recorded.


NOTE 2 -  NOTES PAYABLE - RELATED PARTIES

          Notes payable - related parties at November 30, 2001 and February 28, 2001 consisted of the following:

                                                                          November 30,     February 28,
                                                                             2001              2001
                                                                        ---------------   --------------
                                                                         (Unaudited)

          Note payable to a shareholder, unsecured, interest
           at 4%, principal and accrued interest is due on
           demand.                                                  $        45,000       $       45,000

          Note payable to a shareholder, unsecured, interest
           at 4%, principal and accrued interest is due on
           demand.                                                           75,000               75,000

          Note payable to a shareholder, unsecured, interest
           at 4%, principal and accrued interest is due on
           demand.                                                           99,993               99,993

          Note payable to a shareholder, unsecured, interest
           at 4%, principal and accrued interest is due on
           demand.                                                           49,880               49,880
                                                                    ---------------       --------------

             Total notes payable - related parties                          269,873              269,873

             Less: current portion                                         (269,873)            (269,873)
                                                                    ---------------       --------------

             Long-term notes payable - related parties              $             -       $            -
                                                                    ===============       ==============

                                VITATONICS CORP.
                        Notes to the Financial Statements
                     November 30, 2001 and February 28, 2001


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

ITEM 2.      PLAN OF OPERATION.

Our sales and executive offices are located at 38 Thorn Oak, Dove Canyon, California 92679 in our president's residence. Our telephone number is
(949)589.8912. Our financial administrative offices were originally in Vancouver, Canada because our co-founder, Sam Kalenuik, lived there. This administrative office was moved to 23456 South Pointe Drive, Lake Forest, California, our chief financial officer's residence, in July, 1997, then to our president's residence in December, 1997 and continuing to the present.

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

Our corporate history contains several mergers and reincorporations. Our subsequent activity has been the continued development, by Mr. McCormick at his own expense, of potential new products while we have sought a merger or joint venture partner or other source of financing, such as the sale of our private equity or a loan from a private party. Our Chief Financial Officer, George Farquhar, is a business consultant to public and private companies and has been actively searching for a merger or joint venture partner by informing his business contacts, including Vitatonics' attorneys and public accountants, that Vitatonics is open to a merger or joint venture with an operating company, subject to required Board of Directors and shareholder approval.

For the nine months ended November 30, 2001, we had net income of $24,169, due to gain on extinguishment of debt in the amount of $57,903. Our interest expense during that period was $2,698. We incurred general and administrative expenses of $18,675 during that same period. At November 30, 2001, we had accounts payable totaling $42,019; accrued expenses of $16,000; accrued interest due of $72,986; and outstanding notes payable of $269,873, for total liabilities at November 30, 2001 of $400,878.

We had an accumulated deficit of $1,001,428 at August 31, 2001, and that deficit has been steadily increasing as we incur legal and accounting expenses incidental to our reporting obligations as a public company. Our accountants have expressed concern that we will not be able to continue as a going concern because our continuing losses. While we have net operating loss carryforwards of approximately $1,000,000 that may be offset against future taxable income through 2021, these loss carryforwards will not do us any good unless we can generate income. We are currently classified as a "dormant enterprise" for accounting purposes because we are inactive and are not carrying on development stage activities.

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

Results of Operations: Our operations from the end of our last fiscal year, February 29, 2001, through the end of this quarter, November 30, 2001, have been minimal, and consisted of the preparation of financial statements, amendments to a registration statement on Form 10-SB, quarterly reports and our annual report. Our officers have continued to monitor the vitamin industry and analyze trends and new products, while designing potential new vitamin products and supplements which our management believes could be commercially successful. We have not paid our officers any compensation for these activities. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the last year.

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

Liquidity and Capital Resources. We currently have no cash available and will need to raise additional funds to continue satisfying our reporting obligations and to re-introduce our vitamin product line and develop new product lines. For the nine months ended November 30, 2001, we had no revenues. Our general and administrative expenses for the three months ended November 30, 2001 was $18,675, and for the nine months ended November 30, 2001 were $25,638, a significant increase from the three month period ended November 30, 2000 (which was $465) and the nine month period ended November 30, 2000, which was $2,772. The increase in these expenses was the result of our efforts to become current in our reporting obligations.

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

ITEM 2.      CHANGES IN SECURITIES.

We did not issue any securities during the nine month period ended November 30, 2001.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended November 30, 2001.

Exhibits  Required  by  Item  601  of  Regulation  S-B

Index to Exhibits            Description of Exhibits                    Page
------------------           -----------------------                    ----

2.1          Plan of Reorganization*

3.1          Articles of Incorporation Fitonics Corporation*

3.2          Certificate of Amendment toArticles of Incorporation
             (March 10, 1995)*

3.3          By-Laws of Vitatonics Corp.*

3.4          Certificate of Amendment to Articles of Incorporation
             (May 13, 1996)**

4. Instruments Defining Rights of Security Holders (not applicable)

10.          Material Contracts (not applicable)

11. Statement re: Computation of Per Share Earnings or Loss (see financial statements incorporated herein)

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


VITATONICS CORP.




     By:     /s/ George Farquhar
             -------------------
             Secretary/Chief Financial Officer
     Date:   January 14, 2002