Form 10QSB/A
period 2001-11-30
VITATONICS CORP
filed 2002-01-15
CIK 1121459

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549


                                  FORM 10-QSB/A


(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended November 30,  2001
                                        ------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to


Commission  file  number   000-31567



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


Liquidity and Capital Resources. We currently have no cash available and will need to raise additional funds to continue satisfying our reporting obligations and to re-introduce our vitamin product line and develop new product lines. For the nine months ended November 30, 2001, we had no revenues. Our general and administrative expenses for the three months ended November 30, 2001 were $18,675, and for the nine months ended November 30, 2001 were $25,638, a significant increase from the three month period ended November 30, 2000 (which were $465) and the nine month period ended November 30, 2000, which were $2,772. The increase in these expenses was the result of our efforts to become current in our reporting obligations.

We continue to incur income expense on outstanding promissory notes. We are currently inactive and are classified as a "dormant enterprise" because we are not currently undertaking development stage activities. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.


We Do Not Have Any Employees. We do not currently have any employees because we are using consultants and subcontractors to promote our business and for accounting and legal services on an as-needed basis. Until we can raise sufficient funds to develop our own product lines, we plan to negotiate licensing agreements for products developed by other companies. If we are able to enter into any licensing agreements, we will distribute those licensed products and receive income similar to a sales commission on all products distributed by us. At such time as we have developed our own product lines, we anticipate negotiating and entering into manufacturing and production subcontracts with existing manufacturing and production facilities to manufacture our products so that we will require very few employees, if any, during the next 12 months.



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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



VITATONICS CORP.




     By:     /s/ George Farquhar
             -------------------
             Secretary/Chief Financial Officer
     Date:   January 14, 2002