Form 10KSB
period 2002-02-28
VITATONICS CORP
filed 2002-05-31
CIK 1121459

===============================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB
                                 --------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


                            (Commission file number)
                                    000-31567

                                VITATONICS CORP.
                 (Name of small business issuer in its charter)
                                 --------------

            Nevada                                                  35-0511303
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)




 38 Thorn Oak, Dove Canyon, California                                    92679
(Address of principal executive offices)                             (Zip Code)

                                  949.589.8912
                           (Issuer's telephone number)



         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value


       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant had no revenues during its fiscal year ended February 28, 2002.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 28,546,972 common shares issued and outstanding, as of February 28, 2002. The aggregate market value of the common stock on that date held by non-affiliates was approximately $1,300.00.


       Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

===============================================================================

                                VITATONICS CORP.

                                      Index

                                                                          Page
                                                                        -------
PART I.    BUSINESS INFORMATION
Item 1.    Description of Business.........................................3
Item 2.    Description of Property.........................................8
Item 3.    Legal Proceedings...............................................8
Item 4.    Submission of Matters to a Vote of Security Holders.............8

PART II.   OTHER INFORMATION
Item 5.    Market For Common Equity and Related Stockholder Matters........9
Item 6.    Management's Discussion and Analysis or Plan of Operation.......9
Item 7.    Financial Statements............................................11
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................22

PART III.  OTHER INFORMATION
Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act......23
Item 10.   Executive Compensation..........................................23
Item 11.   Security Ownership of Certain Beneficial Owners and Management..23
Item 12.   Certain Relationships and Related Transactions..................24
Item 13.   Exhibits and Reports Form 8-K...................................24


SIGNATURES.................................................................26

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

Unfortunately, because we are currently inactive, have no revenues, and there is no public market for our common stock, we have not been able to locate or identify a suitable merger or joint venture partner. Until we are able to attract a merger or joint venture partner, or obtain sufficient financing, our present plan of operation for the next twelve months is to raise enough capital through the sale of our common stock to pay legal and accounting expenses so that we can stay current in our Exchange Act filing requirements.

Because we have no funds available, we are not currently spending any funds on research and development of new products, nor have we spent any funds during the last two years. However, Mr. McCormick has continued to revise and develop a proposed product line of vitamin and supplement products based on the sales trends in the industry. Because of Mr. McCormick's significant experience, we believe that, if we can obtain sufficient working capital and research and development funds, we could design, produce and distribute a successful product line.

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

Competition. The vitamin industry is not dominated by a few companies but, rather, by a wide range of competitors, from large, multi-national corporations to small regional distributors. The vitamin industry has traditionally been composed of at least four distinct levels: raw materials suppliers, manufacturing companies, distributors, and retailers. The continued expansion of the Internet and ecommerce has resulted in some disruption to this traditional production and supply chain. Internet suppliers such as Mothernature.com, Vitaminshoppe.com and Enutrition.com are directly supplying vitamins and health supplements to a continually expanding customer base. Distributor Supernutrition is promoting an Internet strategy to support vitamin retailers. Some vitamin and supplement manufacturers, such as EAS and Omni Nutraceuticals are entering into the distribution chain directly on the Internet.

In the United States alone, the vitamin and supplement industry is a multi-billion dollar industry . We are competing with hundreds of companies that have more money, employees, and other resources than we have. Most of these competitors also have more experience in research and development of vitamin products than we have, and better research and development facilities. Many of these competitors also have their own manufacturing facilities. Our competitors have more experience, may have more manufacturing efficiency, and greater sales and marketing capabilities.

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

Source and Availability of Raw Materials. The principal raw materials that were used in the manufacturing process for our vitamins are natural and synthetic vitamins, purchased from manufacturers primarily in the United States. At such time as we can afford to re-enter the vitamin industry, we are confident that the raw materials necessary to produce vitamin products are readily available from numerous sources and that we will not become dependent on any one supplier. Our president, Daniel McCormick, has maintained his relationships with our former raw material suppliers, who provided us with raw materials from 1995 through 1997.

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

We are subject to government regulation. We do not presently require any government approvals to promote vitamin products, but that could change. The Food and Drug Administration, or FDA, administers the Dietary Supplement Health and Education Act of 1994. This law amended the Federal Food, Drug, and Cosmetic Act to define the term "dietary supplement" and establish a regulatory framework for dietary supplements. In doing so, Congress made 15 significant findings that emphasize the importance of diet and nutrition, including dietary supplement use, in promoting health and reducing the risk of disease. This law provides for broad access to dietary supplements for consumers and also recognizes that there is a need for a rational regulatory framework that provides FDA authority to remove from the market products that pose a "significant or unreasonable" risk to consumers or that are otherwise adulterated and to require that labeling for dietary supplements be accurate.
Congress defined "dietary supplement" to mean products that are intended to supplement the diet that contain one or more of certain dietary ingredients, such as:

   [ ]   a vitamin or a mineral,

   [ ]   an herb or other botanical,

   [ ]   an amino acid,

   [ ] a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or

   [ ]   a concentrate, metabolite, constituent, extract, or

   [ ]   combination of the preceding ingredients.

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

Reports to Security Holders. We have filed all of our delinquent quarterly reports, and a delinquent annual report, with the Securities and Exchange Commission ("SEC") and we will continue to file quarterly reports, an annual report, and periodic reports providing the public with current material information about us and our operations. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We don't have an Internet address.

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

Item 4.       Submission of Matters to a Vote of Security Holders

       No matters were submitted for a vote of Security Holders during the year ended February 28, 2002.

                                     PART II

Item 5.       Market For Common Equity and Related Stockholder Matters

As of February 28, 2002, there were 28,546,972 shares of our common stock issued and outstanding. There have been no cash dividends declared on the common stock since the company's inception and our current inactivity is likely to prevent us from declaring any dividends until we generate revenues. Dividends are declared at the sole discretion of the board of directors. There is no public trading market for our common stock. We have approximately 80 shareholders.

Although we participate on the OTC Bulletin Board, because of our inactivity we have virtually no trading volume and no public market. Our last recorded trade was at January 15, 2002 at $.0001 per share. Our 52-week range of bid and ask prices is essentially $0.00, rounded off to the nearest cent.

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

On December 17, 2001, the Company issued 1,750,000 shares of common stock to a related party for the conversion of $214,741 of debt to equity. The shares were valued by the Company at $0.12 per share which represented the value of the debt being converted.

On January 28, 2002, the Company issued 1,000,000 shares of common stock to related parties for the conversion of $1,000 of debt to equity. The shares were valued by the company at $0.001 per share which represents the fair value of the common stock being issued.

On February 1, 2002, the Company issued 15,900,000 shares of common stock, of which 10,500,000 were to related parties, for services. The shares were valued by the Company at $0.001 per share which represents the fair value of the common stock being issued.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation

Results of Operations: Our operations from the end of our last fiscal year, February 29, 2001, through the end of this fiscal year ended February 28, 2002, have been minimal, and consisted of the preparation of financial statements and quarterly reports. We also prepared and filed a delinquent Annual Report on Form 10-KSB for the year ended February 29, 2001. Our officers have continued to monitor the vitamin industry and analyze trends and new products, while designing potential new vitamin products and supplements which our management believes could be commercially successful. We have not paid our officers any compensation for these activities. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the last year.

There is substantial doubt about our viability as a going concern. We are currently inactive and are classified as a "dormant enterprise" because we are not currently undertaking development stage activities. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock. Moreover, because we are currently classified as a "dormant" entity, have no revenues, and have incurred significant losses, there is substantial doubt about our ability to continue as a going concern. The losses incurred have resulted in an accumulated deficit of $898,343 at February 28, 2002, which raises substantial doubt about our ability to continue as a going concern. It is the intent of management to seek a merger with an existing operating company.
Liquidity and capital resources. We currently have no cash available and will need to raise additional funds to continue satisfying our reporting obligations and to re-introduce our vitamin product line and develop new product lines. For the fiscal year ended February 28, 2002, we had no revenues. We had no assets and total liabilities of $102,692. Our general and administrative expenses for the year ended February 28, 2002 was $28,953, a significant increase from the fiscal year ended February 29, 2001, in which such expenses totaled $3,664. The increase was due to our having to file delinquent quarterly reports and a delinquent annual report to become current in our reporting obligations, which required significant management time and the incurrence of professional fees. We also had interest expense of $8,546 on overdue promissory notes.

Extinguishment of Debt. The Company had a total of $128,213 of accounts payable, a note payable and accrued interest which had been outstanding longer than four years. According to the Company's legal counsel, the California Code of Civil Procedure Section 337, states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of February 28, 2002, no such actions to enforce payment of the obligations have been filed. Accordingly, the amounts have been written off and a gain on extinguishments of debt has been recorded.

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

Item 7.       Financial Statements

Please see accompanying Index to Financial Statements commencing on page 12









                                VITATONICS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 28, 2002

                                 C O N T E N T S


Independent Auditors' Report................................................ 13

Balance Sheet............................................................... 14

Statements of Operations.................................................... 15

Statements of Stockholders' Equity (Deficit)................................ 16

Statements of Cash Flows.................................................... 17

Notes to the Financial Statements........................................... 18

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Vitatonics Corp.
(A Development Stage Company)
Aliso Viejo, California

We have audited the accompanying balance sheet of Vitatonics Corp. (a development stage company) as of February 28, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended February 28, 2002 and February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitatonics Corp. (a development stage company) as of February 28, 2002, and the results of its operations and its cash flows for the years ended February 28, 2002 and February 28, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company currently has minimal operations and a deficit in stockholders' equity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



HJ Associates & Consultants, LLP
Salt Lake City, Utah
May 6, 2002

                                VITATONICS CORP.
                          (A Development Stage Company)
                                  Balance Sheet



                                     ASSETS
                                     ------
                                                                    February 28,
                                                                       2002
                                                                   ------------
CURRENT ASSETS

   Cash                                                            $          -
                                                                   ------------
     Total Current Assets                                                     -
                                                                   ------------
     TOTAL ASSETS                                                  $          -
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                $     11,493
   Accounts payable - related                                            32,841
   Accrued expenses                                                         100
   Accrued interest                                                      13,258
   Notes payable - related parties (Note 3)                              45,000
                                                                   ------------
     Total Current Liabilities                                          102,692
                                                                   ------------
     Total Liabilities                                                  102,692
                                                                   ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     50,000,000 shares; 28,546,972 shares issued
     and outstanding                                                     28,547
   Additional paid-in capital                                           767,104
   Deficit accumulated prior to the development stage                  (989,057)
   Retained earnings during the development stage                        90,714
                                                                   ------------
     Total Stockholders' Equity (Deficit)                              (102,692)
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $          -
                                                                   ============



   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                           From
                                                                                         Inception
                                                                                          Of the
                                                                                        Development
                                                                                         Stage on
                                                           For the Years Ended           March 1,
                                                              February 28,              2001 through
                                                   ---------------------------------    February 28,
                                                        2002             2001              2002
                                                   ---------------   ---------------  ----------------
REVENUES                                           $             -   $             -  $              -

EXPENSES

   General and administrative                               28,953             3,664            28,953
                                                   ---------------   ---------------  ----------------
     Total Expenses                                         28,953             3,664            28,953
                                                   ---------------   ---------------  ----------------
LOSS FROM OPERATIONS                                       (28,953)           (3,664)          (28,953)
                                                   ---------------   ---------------  ----------------
OTHER (EXPENSE)

   Interest expense                                         (8,546)          (10,795)           (8,546)
                                                   ---------------   ---------------  ----------------
     Total Other (Expense)                                  (8,546)          (10,795)           (8,546)
                                                   ---------------   ---------------  ----------------
LOSS BEFORE INCOME TAX AND
 EXTRAORDINARY ITEM                                        (37,499)          (14,459)          (37,499)

   Income taxes                                                  -                 -                 -
                                                   ---------------   ---------------  ----------------
LOSS BEFORE EXTRAORDINARY ITEM                             (37,499)          (14,459)          (37,499)

   Gain on extinguishments of debt (Note 1)                128,213                 -           128,213
                                                   ---------------   ---------------  ----------------
NET INCOME (LOSS)                                  $        90,714   $       (14,459) $         90,714
                                                   ===============   ===============  ================
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                     11,508,068         9,896,972
                                                   ===============   ===============





   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                         Common                     Additional
                                             ---------------------------------        Paid-in        Accumulated
                                                  Shares            Amount           Capital           Deficit
                                             ----------------  ---------------   ----------------  ----------------
Balance, February 28, 1999                          9,896,972  $         9,897   $        550,819  $      (952,519)

Net loss for the year ended
 February 29, 2000                                          -                -                  -          (22,079)
                                             ----------------  ---------------   ----------------  ---------------
Balance, February 29, 2000                          9,896,972            9,897            550,819         (974,598)

Capital contributed for expenses                            -                -              3,294                -

Net loss for the year ended
 February 28, 2001                                          -                -                  -          (14,459)
                                             ----------------  ---------------   ----------------  ---------------
Balance, February 28, 2001                          9,896,972            9,897            554,113         (989,057)

Common stock issued in lieu of
 debt at $0.123 per share                           1,750,000            1,750            212,991                -

Common stock issued in lieu of
 debt at $0.001 per share                           1,000,000            1,000                  -                -

Common stock issued for services
 at $0.001 per share                               15,900,000           15,900                  -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -           90,714
                                             ----------------  ---------------   ----------------  ---------------
Balance, February 28, 2002                         28,546,972  $        28,547   $        767,104  $      (898,343)
                                             ================  ===============   ================  ===============
Deficit accumulated prior to the development stage                                                 $      (989,057)
Retained earnings during the development stage                                                              90,714
                                                                                                   ---------------
                                                                                                   $      (898,343)
                                                                                                   ===============




   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                       From
                                                                                                     Inception
                                                                                                      Of the
                                                                                                    Development
                                                                                                     Stage on
                                                                                                     March 1,
                                                                       For the Years Ended         2001 through
                                                                          February 28,              February 28,
                                                               ---------------------------------  ----------------
                                                                    2002             2001               2002
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                           $        90,714   $       (14,459) $         90,714
   Adjustments to reconcile loss from operations
    to net cash used by operating activities:
     Extraordinary gain                                               (128,213)                -          (128,213)
     Common stock issued for services                                   15,900                  -           15,900
   Changes in assets and liabilities:
     Increase in accrued interest                                        8,547            10,795             8,547
     Increase in accounts payable and
      accounts payable - related party                                  12,952               370                 -
     Increase (decrease) in accrued expenses                               100                 -                 -
                                                               ---------------   ---------------  ----------------
       Net Cash (Used by) Operating Activities                               -            (3,294)                -
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed for expenses                                          -             3,294                 -
                                                               ---------------   ---------------  ----------------
       Net Cash Provided Financing Activities                                -             3,294                 -
                                                               ---------------   ---------------  ----------------
NET DECREASE  IN CASH                                                        -                 -                 -

CASH AT BEGINNING OF PERIOD                                                  -                 -                 -
                                                               ---------------   ---------------  ----------------
CASH AT END OF PERIOD                                          $             -   $             -  $              -
                                                               ===============   ===============  ================
SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $              -
     Income taxes                                              $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in lieu of debt                       $       215,741   $             -  $        215,741
     Common stock issued for services                          $        15,900   $             -  $         15,900





   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           February 28, 2002 and 2001


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

              The Company was in the business of formulating high quality vitamin products which it sold using a multi-level marketing system. At February 28, 1998, however, the Company was essentially inactive. The Company was classified as a "dormant enterprise" due to the fact that the Company was inactive and not currently undertaking development stage activities. The Company was reclassified as a development stage company on March 1, 2001.

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February year end.

              c.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              d.  Provision for Taxes

              At February 28, 2002, the Company had net operating loss carryforwards of approximately $847,800 that may be offset against future taxable income through 2022. No tax benefit has been reported in the financial statements because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                                VITATONICS CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           February 28, 2002 and 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                           For the Years Ended
                                                                              February 28,
                                                                ------------------  ------------------
                                                                       2002                2001
                                                                ------------------  ------------------
              Income tax benefit at statutory rate              $          (54,036) $            5,495
              Change in valuation allowance                                 54,036              (5,495)
                                                                ------------------  ------------------
                                                                $                -  $                -
                                                                ==================  ==================

              Deferred tax assets (liabilities) are comprised of the following:

                                                                           For the Years Ended
                                                                              February 28,
                                                                ------------------  ------------------
                                                                        2002               2001
                                                                ------------------  ------------------

              Income tax benefit at statutory rate              $          322,164  $          376,200
              Change in valuation allowance                               (322,164)           (376,200)
                                                                ------------------- ------------------
                                                                $                -  $                -
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

                                VITATONICS CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           February 28, 2002 and 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Basic Loss Per Share

              The computations of basic loss per share of common stock is based on the weighted average number of common shares outstanding during the period of the financial statements.
                                                        For the Year Ended
                                                            February 28,
                                                   ----------------------------
                                                       2002            2001
                                                   -------------  -------------
              Basic earnings (loss) per share:
                Income (loss) from operations      $       (0.00) $       (0.00)
                Income from extraordinary items             0.01              -
                                                   -------------  -------------
                Net income (loss)                  $        0.01  $       (0.00)
                                                   =============  =============

g.       Extinquishment of Debt

              The Company had a total of $128,213 of accounts payable, a note payable and accrued interest which had been outstanding longer than four years. According to the Company's legal council, the California Code of Civil Procedures Section 337, states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of February 28, 2002, no such actions to enforce payment of the obligations have been filed. Accordingly, the amounts have been written off and a gain on extinguishments of debt has been recorded.

              h. Changes in Accounting Principles

              During the years ended February 28, 2002 and 2001, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.

NOTE 2 -      COMMON STOCK TRANSACTIONS

              On December 17, 2001, the Company issued 1,750,000 shares of common stock to a related party for the conversion of $214,741 of debt to equity. The shares were valued by the Company at $0.12 per share which represented the value of the debt being converted.

              On January 28, 2002, the Company issued 1,000,000 shares of common stock to related parties for the conversion of $1,000 of debt to equity. The shares were valued by the company at $0.001 per share which represents the fair value of the common stock being issued.

              On February 1, 2002, the Company issued 15,900,000 shares of common stock, of which 10,500,000 were to related parties, for services. The shares were valued by the Company at $0.001 per share which represents the fair value of the common stock being issued.

NOTE 3 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related party at February 28, 2002 consisted of the following:

              Note payable to a shareholder, unsecured, interest
              at 4%, principal and accrued interest is due on demand.         $          45,000
                                                                              -----------------
                 Total notes payable - related parties                                   45,000

                 Less: current portion                                                  (45,000)
                                                                              -----------------
                 Long-term notes payable - related parties                    $               -
                                                                              =================

NOTE 4 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $898,343 at February 28, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties. It is the intent of management to seek a merger with an existing operating company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure There have been no changes in or disagreements with our accountants since the formation of the company required to be disclosed pursuant to Item 304 of Regulation S-B.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our directors and principal executive officers are as specified on the following table:



======================== ========= ===========================================

         Name               Age               Position
------------------------ --------- -------------------------------------------
Daniel T. McCormick         38     president and director
------------------------ --------- -------------------------------------------
George Farquhar             61     secretary and chief financial officer
======================== ========= ===========================================
Dennis W. McCormick         36     director
======================== ========= ===========================================

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

             Biographical Information on Our Officers and Directors.

Daniel T. McCormick is the president and a director of the company and was a co-founder of the company's vitamin business beginning in 1995 and continuing to the present. Mr. McCormick began his career as a vitamin distributor with Herbalife, Inc. in 1981 at the age of 19. By the age of 22 he and his wife, Marilyn, had earned over $1,000,000 and had built distributorships that produced over $100,000,000 in vitamin sales. Mr. McCormick was a distributor with Herbalife, Inc. from 1981 through 1992. He joined Body Wise International, a major supplier of grooming and health products, in 1990 and remained with that company through 1995, where he built the highest producing sales organization in the company with over 70,000 distributors and total sales in excess of $350,000,000. He has also served as President of Natural Success, Inc., a corporation located in Dove Canyon, California which is in the business of marketing vitamin supplements from 1990 to the present. He attended Washington State University and presently resides in Dove Canyon, California. He is not currently an officer or director of any other company.

George R. Farquhar is the secretary and chief financial officer of the company. Mr. Farquhar worked at Price Waterhouse prior to entering corporate management as chief financial officer. He has served as the president of two companies, each with annual revenues in excess of $200,000,000. He was president of A-Mark Precious Metals from 1974 to 1977. He was also president of A-Mark Trading Company from 1975 to 1977. Both companies were privately owned. For the past 16 years he has been a consultant to publicly traded companies. He is presently president of Maroka, Inc., a consulting company, and Chief Financial Officer of Aegis Assessments, Inc., a Delaware corporation recently formed to provide vulnerability assessment training and secure wireless Internet communication to police, fire fighters and emergency medical technicians in emergency situations. Mr. Farquhar is a Certified Public Accountant. He received his Master of Business Administration - Finance degree from the University of Southern California.

Dennis W. McCormick is a director of the company. He attended Brigham Young University on a football scholarship in 1984 and is currently the assistant manager of a Safeway store, a position he has held since 1992. He is the former owner of a window cleaning business which serviced over 700 clients.

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

Compliance with Section 16(a) of the Exchange Act

        No member of our Board of Directors nor any of our executive officers timely filed a report with the Securities and Exchange Commission on Form 3, initial statement of beneficial ownership of securities; on Form 4, statement of changes of beneficial ownership of securities; or on Form 5, annual statement of beneficial ownership of securities, for the calendar year 2002.

Item 10.      Executive Compensation


Specified below, in tabular form, is the aggregate annual remuneration of the company's chief executive officer and the four (4) most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of the company's last completed fiscal year.

================================================================================
Name of individual or            Capacities in which             Aggregate
Identity of Group            remuneration was received         remuneration
--------------------------------------------------------------------------------
None1                                 None                         None
================================================================================

There was no compensation paid to any executive officer of the company during the last three fiscal years, nor has any executive officer received stock or any other thing of value in lieu of compensation.



Item 11.      Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information, as of May 1, 2002, with respect to the beneficial ownership of our Common Stock by: (i) each stockholder known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; (iii) each officer.

                                                       Amount and
                                                       Nature of
  Title of                Name and Address of          Beneficial    Percent of
   Class                   Beneficial Owner            Ownership       Class
-------------     ----------------------------------  ------------  -----------

                  Daniel McCormick                     President/
                                                       Director
Common Stock                                           8,075,000          28%
                  George Farquhar Corporate
                                                       Secretary
Common Stock                                           6,500,000          23%

                  Dennis McCormick                     Director
Common Stock                                           500,000            2%
                  All officers and directors as a
                  group
Common Stock....                                       15,075,000         53%

Security Ownership of Certain Beneficial Owners. Other than our management, no person owns more than 10% of our issued and outstanding common stock.

Mr. Farquhar holds 1,000,000 common shares in his own name and beneficially owns 5,500,000 shares held in the name of Maroka, Inc. Mr. Daniel McCormick holds 3,075,000 common shares in his own name and beneficially owns 5,000,000 shares held in the name of Natural Success. Mr. Dennis McCormick owns 500,000 shares of our common stock.

Changes in Control. Management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.


Item 12.      Certain Relationships and Related Transactions

On December 17, 2001, the Company issued 1,750,000 shares of common stock to a related party for the conversion of $214,741 of debt to equity. The shares were valued by the Company at $0.12 per share which represented the value of the debt being converted.

On January 28, 2002, the Company issued 1,000,000 shares of common stock to related parties for the conversion of $1,000 of debt to equity. The shares were valued by the company at $0.001 per share which represents the fair value of the common stock being issued.

On February 1, 2002, the Company issued 15,900,000 shares of common stock, of which 10,500,000 were to related parties, for services. The shares were valued by the Company at $0.001 per share which represents the fair value of the common stock being issued.

At February 28, 2002, we had one note payable to a shareholder, which was unsecured, accruing interest at 4%. The principal amount due was $45,000 and both principal and accrued interest were due on demand.


Item 13.      Exhibits and Reports on Form 8-K

       (a) Exhibits

     Exhibit
     Number      Description
     -------     -----------
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

     Exhibit
     Number      Description
     --------    -----------

      21.1       List of Subsidiaries - not applicable



(b) We did not file any Current Reports on Form 8-K during the year ended February 28, 2002.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VITATONICS CORP.

Dated: May 29, 2002                   By:  /s/ Daniel McCormick
                                           ------------------------------------
                                           Daniel McCormick
                                           President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures and dates of directors.


       May 29, 2002                        /s/ Daniel McCormick
                                           ------------------------------------
                                           Daniel McCormick
                                           Chairman of the Board


       May 29,  2002                       /s/ George Farquhar
                                           ------------------------------------
                                           George Farquhar
                                           Secretary, Chief Financial Officer