Form 10QSB
period 2002-05-31
VITATONICS CORP
filed 2002-07-15
CIK 1121459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF  1934   For  the  quarterly  period  ended  May 31,  2002
                                                        -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to _____________

     Commission  file  number 000-31567
                              ---------

                                VITATONICS CORP.
                               -----------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                   35-0511303
------                                                   ------------

(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                   38 THORN OAK, DOVE CANYON, CALIFORNIA 92679
                   -------------------------------------------
                    (Address of principal executive offices)

                                  949.589.8912
                                 --------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days.
      Yes [X ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,546,972 common shares issued and outstanding, as of May 31, 2002


Transitional  Small  Business  Disclosure  Format  (Check one):
      Yes [ ]     No [X]

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.



                                VITATONICS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       May 31, 2002 and February 28, 2002

                                VITATONICS CORP.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                                                 May 31,            February 28,
                                                                                  2002                  2002
                                                                           -----------------    ------------------
                                                                              (Unaudited)
CURRENT ASSETS

   Cash$                                                                                   -    $               -
                                                                           -----------------    ------------------
     Total Current Assets                                                                  -                    -
                                                                           -----------------    ------------------
     TOTAL ASSETS                                                          $               -    $               -
                                                                           =================    ==================
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                        $          14,225    $           11,493
   Accounts payable - related                                                         33,364                32,841
   Accrued expenses                                                                      100                   100
   Accrued interest                                                                   13,708                13,258
   Notes payable - related parties                                                    45,000                45,000
                                                                           -----------------    ------------------
     Total Current Liabilities                                                       106,397               102,692
                                                                           -----------------    ------------------
     Total Liabilities                                                               106,397               102,692
                                                                           -----------------    ------------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     50,000,000 shares; 28,546,972 shares issued
     and outstanding                                                                  28,547                28,547
   Additional paid-in capital                                                        767,104               767,104
   Deficit accumulated prior to the development stage                               (989,057)             (989,057)
   Retained earnings during the development stage                                     87,009                90,714
                                                                           -----------------    ------------------
     Total Stockholders' Equity (Deficit)                                           (106,397)             (102,692)
                                                                           -----------------    ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $               -    $                -
                                                                           =================    ==================



                     The accompanying notes are an integral
                       part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                            From
                                                                                          Inception
                                                                                           Of the
                                                                                         Development
                                                                                          Stage on
                                                       For the Three Months Ended         March 1,
                                                                 May 31,                2001 through
                                                   ---------------------------------       May 31,
                                                        2002              2001              2002
                                                   ---------------   --------------- -----------------
REVENUES                                           $             -   $             -  $              -
                                                   ---------------   ---------------  ----------------
EXPENSES

   General and administrative                                3,255             2,000            32,208
                                                   ---------------   ---------------  ----------------
     Total Expenses                                          3,255             2,000            32,208
                                                   ---------------   ---------------  ----------------
LOSS FROM OPERATIONS                                        (3,255)           (2,000)          (32,208)
                                                   ---------------   ---------------  ----------------
OTHER (EXPENSE)

   Interest expense                                           (450)           (2,699)           (8,996)
                                                   ---------------   ---------------  ----------------
     Total Other (Expense)                                    (450)           (2,699)           (8,996)
                                                   ---------------   ---------------  ----------------
LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                         (3,705)           (4,699)          (41,204)

   Income taxes                                                  -                 -                 -
                                                   ---------------   ---------------  ----------------
LOSS BEFORE EXTRAORDINARY ITEM                              (3,705)           (4,699)          (41,204)

   Gain on extinguishments of debt                               -                 -           128,213
                                                   ---------------   ---------------  ----------------
NET INCOME (LOSS)                                  $        (3,705)  $        (4,699) $         87,009
                                                   ===============   ===============  ================
BASIC LOSS PER SHARE                               $         (0.00)  $         (0.00)
                                                   ===============   ===============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                     28,546,972         9,896,972
                                                   ===============   ===============




                     The accompanying notes are an integral
                       part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                           Common                    Additional
                                             ---------------------------------       Paid-in        Accumulated
                                                  Shares            Amount           Capital          Deficit
                                             ----------------  ---------------   ----------------  ---------------

Balance, February 28, 1999                          9,896,972  $         9,897   $        550,819  $      (952,519)

Net loss for the year ended
 February 29, 2000                                          -                -                  -          (22,079)
                                             ----------------  ---------------   ----------------  ---------------
Balance, February 29, 2000                          9,896,972            9,897            550,819         (974,598)

Capital contributed for expenses                            -                -              3,294                -

Net loss for the year ended
 February 28, 2001                                          -                -                  -          (14,459)
                                             ----------------  ---------------   ----------------  ---------------
Balance, February 28, 2001                          9,896,972            9,897            554,113         (989,057)

Common stock issued in lieu of
 debt at $0.123 per share                           1,750,000            1,750            212,991                -

Common stock issued in lieu of
 debt at $0.001 per share                           1,000,000            1,000                  -                -

Common stock issued for services
 at $0.001 per share                               15,900,000           15,900                  -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -           90,714
                                             ----------------  ---------------   ----------------  ---------------
Balance, February 28, 2002                         28,546,972           28,547            767,104         (898,343)

Net loss for the three months ended
 May 31, 2002 (unaudited)                                   -                -                  -           (3,705)
                                             ----------------  ---------------   ----------------  ---------------
Balance, May 31, 2002 (unaudited)                  28,546,972  $        28,547   $        767,104  $      (902,048)
                                             ================  ===============   ================  ===============
Deficit accumulated prior to the development stage                                                 $      (989,057)
Retained earnings during the development stage                                                              87,009
                                                                                                   ---------------
                                                                                                   $      (902,048)
                                                                                                   ===============




                     The accompanying notes are an integral
                       part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         From
                                                                                                       Inception
                                                                                                        Of the
                                                                                                      Development
                                                                                                       Stage on
                                                                   For the Three Months Ended          March 1,
                                                                             May 31,                 2001 through
                                                               ---------------------------------        May 31,
                                                                    2002              2001               2002
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                           $        (3,705)  $        (4,699) $         87,009
   Adjustments to reconcile loss from operations
    to net cash used by operating activities:
     Extraordinary gain                                                      -                 -          (128,213)
     Common stock issued for services                                        -                  -           15,900
   Changes in assets and liabilities:
     Increase in accrued interest                                          450             2,699             8,997
     Increase in accounts payable and
      accounts payable - related party                                   3,255             2,000            16,207
     Increase (decrease) in accrued expenses                                 -                 -               100
                                                               ---------------   ---------------  ----------------
       Net Cash (Used by) Operating Activities                               -                 -                 -
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------
NET DECREASE  IN CASH                                                        -                 -                 -

CASH AT BEGINNING OF PERIOD                                                  -                 -                 -
                                                               ---------------   ---------------  ----------------
CASH AT END OF PERIOD                                          $             -   $             -  $              -
                                                               ===============   ===============  ================
SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $              -
     Income taxes                                              $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in lieu of debt                       $             -   $             -  $        215,741
     Common stock issued for services                          $             -   $             -  $         15,900




                     The accompanying notes are an integral
                       part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       May 31, 2002 and February 28, 2002



NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $902,048 at May 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties. It is the intent of management to seek a merger with an existing operating company.

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

We have an accumulated deficit of $902,048 at May 31, 2002, and we expect that deficit to continue to increase as we incur legal and accounting expenses incidental to our reporting obligations as a public company. Our accountants have expressed concern that we will not be able to continue as a going concern because of our continuing losses. While we have net operating loss carryforwards of approximately $1,000,000 that may be offset against future taxable income through 2021, these loss carryforwards will not do us any good unless we can generate income. We are currently classified as a "dormant enterprise" for accounting purposes because we are inactive and are not carrying on development stage activities.

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

Results of Operations: Our operations during the quarter ended May 31, 2002, have been minimal, and consisted of the preparation of financial statements and this quarterly report. We did not generate any revenues. Our total expenses for the three months ended May 31, 2002 were $3,255, consisting of general, administrative, and accounting expenses. We also incurred $450 in interest expense, for a combined net loss for the period of $3,705. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the last year.

Substantial Doubt About Our Viability as a Going Concern. We have incurred significant losses which have resulted in an accumulated deficit of $902,048 at May 31, 2002. That deficit continues to increase, which raises substantial doubt about our ability to continue as a going concern. As discussed above, we are considering a merger or joint venture with an operating company as one method of addressing this problem. We continue to incur costs for professional services and interest continues to accrue on our outstanding promissory notes. Our current liabilities at May 31, 2002 were $106,397, which includes a $45,000 note payable to a related party and $33,364 in accounts payable to a related party. Accrued interest on our outstanding obligations at May 31, 2002 was $13,708. Because of these ongoing expenses, which are approximately $25,000 annually, we will not become profitable until we reach an annual sales volume of at least $250,000. We typically sell our products at six times cost, incurring sales commissions of one half the sales price. To achieve sales of $250,000 annually, we anticipate operating expenses, overhead and employee costs of approximately $5,000 per month.

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

ITEM  2.     CHANGES  IN  SECURITIES.

We did not issue any securities during the three month period ended May 31, 2002.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

We did not file any reports on Form 8-K during the quarter ended May 31, 2002.


Exhibits  Required  by  Item  601  of  Regulation  S-B


Index to Exhibits             Description of Exhibits               Page
-----------------             ------------------------              ----

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


VITATONICS CORP.

     By:       /s/  George Farquhar
               Secretary/Chief Financial Officer
     Date:     July 12, 2002