Form 10QSB
period 2002-08-31
VITATONICS CORP
filed 2002-11-05
CIK 1121459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF  1934   For  the  quarterly  period  ended  August 31, 2002
                                                        -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,546,972 common shares issued and outstanding, as of August 31, 2002


Transitional  Small  Business  Disclosure  Format  (Check one):
      Yes [ ]     No [X]

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.




                                VITATONICS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      August 31, 2002 and February 28, 2002

                                VITATONICS CORP.
                          (A Development Stage Company)
                                 Balance Sheets




                                     ASSETS
                                     ------
                                                                        August 31,          February 28,
                                                                           2002                 2002
                                                                    -----------------     -----------------
                                                                        (Unaudited)

CURRENT ASSETS

   Cash                                                             $               -     $               -
                                                                    -----------------     -----------------

     Total Current Assets                                                           -                     -
                                                                    -----------------     -----------------

     TOTAL ASSETS                                                   $               -     $               -
                                                                    =================     =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                 $          12,092     $          11,493
   Accounts payable - related parties                                          36,619                32,841
   Accrued expenses                                                               100                   100
   Accrued interest                                                            14,158                13,258
   Notes payable - related parties                                             45,000                45,000
                                                                    -----------------     -----------------

     Total Current Liabilities                                                107,969               102,692
                                                                    -----------------     -----------------

     Total Liabilities                                                        107,969               102,692
                                                                    -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     50,000,000 shares; 28,546,972 shares issued
     and outstanding                                                           28,547                28,547
   Additional paid-in capital                                                 767,104               767,104
   Deficit accumulated prior to the development stage                        (989,057)             (989,057)
   Retained earnings during the development stage                              85,437                90,714
                                                                    -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                    (107,969)             (102,692)
                                                                    -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                              $               -     $               -
                                                                    =================     =================




The accompanying notes are an integral part of these financial statements.

                                         VITATONICS CORP.
                                   (A Development Stage Company)
                                    Statements of Operations
                                           (Unaudited)

                                                                                                        From
                                                                                                     Inception
                                                                                                       Of the
                                                                                                     Development
                                                                                                      Stage on
                               For the Three Months Ended           For the Six Months Ended          March 1,
                                       August 31,                          August 31,               2001 through
                           ----------------------------------  ---------------------------------     August 31,
                                  2002             2001                 2002          2001              2002
                           ----------------  ----------------  ---------------   --------------- -----------------

REVENUES                   $              -  $              -  $             -   $             -  $              -
                           ----------------  ----------------  ---------------   ---------------  ----------------

EXPENSES

   General and
    administrative                    1,122             4,973            4,377             6,973            33,330
                           ----------------  ----------------  ---------------   ---------------  ----------------

     Total Expenses                   1,122             4,973            4,377             6,973            33,330
                           ----------------  ----------------  ---------------   ---------------  ----------------

LOSS FROM
 OPERATIONS                          (1,122)           (4,973)          (4,377)           (6,973)          (33,330)
                           ----------------  ----------------  ---------------   ---------------  ----------------

OTHER (EXPENSE)

   Interest expense                    (450)           (2,699)            (900)           (5,398)           (9,446)
                           ----------------  ----------------  ---------------   ---------------  ----------------

     Total Other
      (Expense)                        (450)           (2,699)            (900)           (5,398)           (9,446)
                           ----------------  ----------------  ---------------   ---------------  ----------------

LOSS BEFORE
 INCOME TAXES AND
 EXTRAORDINARY
 ITEM                                (1,572)           (7,672)          (5,277)          (12,371)          (42,776)

   Income taxes                           -                 -                -                 -                 -
                           ----------------  ----------------  ---------------   ---------------  ----------------

LOSS BEFORE
 EXTRAORDINARY
 ITEM                                (1,572)           (7,672)          (5,277)          (12,371)          (42,776)
                           ----------------  ----------------  ---------------   ---------------  ----------------

   Gain on
    extinguishments
    of debt                               -                 -                -                 -           128,213
                           ----------------  ----------------  ---------------   ---------------  ----------------

NET INCOME (LOSS)          $         (1,572) $         (7,672) $        (5,277)  $       (12,371) $         85,437
                           ================  ================  ===============   ===============  ================

BASIC LOSS PER
 COMMON SHARE:

   Loss before extraordinary
    Item                   $          (0.00) $          (0.00) $         (0.00)  $         (0.00)
                           ================  ================  ===============   ===============

   Extraordinary item      $          (0.00) $          (0.00) $         (0.00)  $         (0.00)
                           ================  ================  ===============   ===============

   Net loss                $          (0.00) $          (0.00) $         (0.00)  $         (0.00)
                           ================  ================  ===============   ===============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OU  TSTANDING                   28,546,972         9,896,972       28,546,972         9,896,972
                           ================  ================  ===============   ===============





The accompanying notes are an integral part of these financial statements.

                                                 VITATONICS CORP.
                                          (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)


                                                           Common                   Additional
                                             ---------------------------------       Paid-in         Accumulated
                                                 Shares            Amount            Capital           Deficit
                                             ----------------  ---------------   ----------------  ----------------

Balance, February 28, 1999                          9,896,972  $         9,897   $        550,819  $      (952,519)

Net loss for the year ended
 February 29, 2000                                          -                -                  -          (22,079)
                                             ----------------  ---------------   ----------------  ---------------

Balance, February 29, 2000                          9,896,972            9,897            550,819         (974,598)

Capital contributed for expenses                            -                -              3,294                -

Net loss for the year ended
 February 28, 2001                                          -                -                  -          (14,459)
                                             ----------------  ---------------   ----------------  ---------------

Balance, February 28, 2001                          9,896,972            9,897            554,113         (989,057)

Common stock issued in lieu of
 debt at $0.123 per share                           1,750,000            1,750            212,991                -

Common stock issued in lieu of
 debt at $0.001 per share                           1,000,000            1,000                  -                -

Common stock issued for services
 at $0.001 per share                               15,900,000           15,900                  -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -           90,714
                                             ----------------  ---------------   ----------------  ---------------

Balance, February 28, 2002                         28,546,972           28,547            767,104         (898,343)

Net income for the six months ended
 August 31, 2002 (unaudited)                                -                -                  -           (5,277)
                                             ----------------  ---------------   ----------------  ---------------

Balance, August 31, 2002 (unaudited)               28,546,972  $        28,547   $        767,104  $      (903,620)
                                             ================  ===============   ================  ===============

Deficit accumulated prior to the development stage                                                 $      (989,057)
Retained earnings during the development stage                                                              85,437
                                                                                                   ---------------

                                                                                                   $      (903,620)
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

                                            VITATONICS CORP.
                                      (A Development Stage Company)
                                          Statements of Cash Flows
                                              (Unaudited)


                                                                                                   From
                                                                                                 Inception
                                                                                                  Of the
                                                                                                Development
                                                                                                 Stage on
                                                              For the Six Months Ended           March 1,
                                                                     August 31,                2001 through
                                                         ---------------------------------      August 31,
                                                               2002             2001               2002
                                                         ---------------   ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                     $        (5,277)  $       (12,371) $         85,437
   Adjustments to reconcile loss from operations
    to net cash used by operating activities:
     Extraordinary gain                                                -                 -          (128,213)
     Common stock issued for services                                  -                 -            15,900
   Changes in assets and liabilities:
     Increase in accrued interest                                    900             5,398             9,447
     Increase in accounts payable and
      accounts payable - related party                             4,377             6,973            17,329
     Increase (decrease) in accrued expenses                           -                 -               100
                                                         ---------------   ---------------  ----------------

       Net Cash Used by Operating Activities                           -                 -                 -
                                                         ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                   -                 -                 -
                                                         ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES                                   -                 -                 -
                                                         ---------------   ---------------  ----------------

NET DECREASE  IN CASH                                                  -                 -                 -

CASH AT BEGINNING OF PERIOD                                            -                 -                 -
                                                         ---------------   ---------------  ----------------

CASH AT END OF PERIOD                                    $             -   $             -  $              -
                                                         ===============   ===============  ================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                            $             -   $             -  $              -
     Income taxes                                        $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in lieu of debt                 $             -   $             -  $        215,741
     Common stock issued for services                    $             -   $             -  $         15,900




The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      August 31, 2002 and February 28, 2002



NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended August 31, 2002 are not necessarily indicative of the results that might be expected for the year ending February 28, 2003.

NOTE 2 -     GOING CONCERN

             The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

             In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. A related party will continue to loan the Company necessary operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

             The ability of the Company to continue as a going concern is dependent upon its ability to eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We have an accumulated deficit of $903,620 at August 31, 2002, and we expect that deficit to continue to increase as we incur legal and accounting expenses incidental to our reporting obligations as a public company. Our accountants have expressed concern that we will not be able to continue as a going concern because of our continuing losses. While we have net operating loss carryforwards of approximately $1,000,000 that may be offset against future taxable income through 2021, these loss carryforwards will not do us any good unless we can generate income. We are currently classified as a "dormant enterprise" for accounting purposes because we are inactive and are not carrying on development stage activities.

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

Results of Operations: Our operations during the quarter ended August 31, 2002, have been minimal, and consisted of the preparation of financial statements and this quarterly report. We did not generate any revenues. Our total expenses for the three months ended August 31, 2002 were $1,122, consisting of general, administrative, and accounting expenses. We also incurred $450 in interest expense, for a combined net loss for the period of $1,572. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the last year.

Substantial Doubt About Our Viability as a Going Concern. We have incurred significant losses which raises substantial doubt about our ability to continue as a going concern. As discussed above, we are considering a merger or joint venture with an operating company as one method of addressing this problem. We continue to incur costs for professional services and interest continues to accrue on our outstanding promissory notes. Our current liabilities at August 31, 2002 were $107,969. Because of these ongoing expenses, which are approximately $25,000 annually, we will not become profitable until we reach an annual sales volume of at least $250,000. We typically sell our products at six times cost, incurring sales commissions of one half the sales price. To achieve sales of $250,000 annually, we anticipate operating expenses, overhead and employee costs of approximately $5,000 per month.

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

ITEM  2.     CHANGES  IN  SECURITIES.

We did not issue any securities during the three month period ended August 31, 2002.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

We did not file any reports on Form 8-K during the quarter ended August 31, 2002.


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


VITATONICS CORP.

     By:       /s/  George Farquhar
               Secretary/Chief Financial Officer
     Date:     November 5, 2002

CERTIFICATIONS
--------------

I, Daniel McCormick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vitatonics Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 5, 2002


/s/ Daniel McCormick
----------------------
Daniel McCormick
Chief Executive Officer

CCERTIFICATIONS
--------------

I, George Farquhar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vitatonics Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 5, 2002

/s/ George Farquhar
----------------------
George Farquhar
Chief Financial Officer