Form 10QSB
period 2002-11-30
VITATONICS CORP
filed 2003-01-15
CIK 1121459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF  1934   For  the  quarterly  period  ended  November 30, 2002
                                                        -----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to _____________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,546,972 common shares issued and outstanding, as of November 30, 2002

Transitional  Small  Business  Disclosure  Format  (Check one):
      Yes [ ]     No [X]

                          PART I- FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.




                                VITATONICS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     November 30, 2002 and February 28, 2002

                                VITATONICS CORP.
                          (A Development Stage Company)
                                 Balance Sheets




                                     ASSETS
                                     ------
                                                                      November 30,          February 28,
                                                                          2002                 2002
                                                                   -----------------     -----------------
                                                                       (Unaudited)

CURRENT ASSETS

   Cash                                                            $               -     $               -
                                                                   ----------------      -----------------

     Total Current Assets                                                          -                     -
                                                                   -----------------     -----------------

     TOTAL ASSETS                                                  $               -     $               -
                                                                   =================     =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                $          12,532     $          11,493
   Accounts payable - related parties                                         38,794                32,841
   Accrued expenses                                                              100                   100
   Accrued interest                                                           14,608                13,258
   Notes payable - related parties                                            45,000                45,000
                                                                   -----------------     -----------------

     Total Current Liabilities                                               111,034               102,692
                                                                   -----------------     -----------------

     Total Liabilities                                                       111,034               102,692
                                                                   -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     50,000,000 shares; 28,546,972 shares issued
     and outstanding                                                          28,547                28,547
   Additional paid-in capital                                                767,104               767,104
   Deficit accumulated prior to the development stage                       (989,057)             (989,057)
   Retained earnings during the development stage                             82,372                90,714
                                                                   -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                   (111,034)             (102,692)
                                                                   -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                             $               -     $               -
                                                                   =================     =================



The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                        From
                                                                                                      Inception
                                                                                                       Of the
                                                                                                     Development
                                                                                                      Stage on
                               For the Three Months Ended           For the Nine Months Ended         March 1,
                                      November 30,                        November 30,              2001 through
                           ----------------------------------  ---------------------------------    November 30,
                                  2002             2001              2002             2001              2002
                           ----------------  ----------------  ---------------   ---------------  ----------------

REVENUES                   $              -  $              -  $             -   $             -  $              -
                           ----------------  ----------------  ---------------   ---------------  ----------------
EXPENSES
   General and
    administrative                    1,233            18,675            5,610            25,638            34,563
                           ----------------  ----------------  ---------------   ---------------  ----------------
     Total Expenses                   1,233            18,675            5,610            25,638            34,563
                           ----------------  ----------------  ---------------   ---------------  ----------------
LOSS FROM
 OPERATIONS                          (1,233)          (18,675)          (5,610)          (25,638)          (34,563)
                           ----------------  ----------------  ---------------   ---------------  ----------------
OTHER (EXPENSE)

   Interest expense                  (1,832)           (2,698)          (2,732)           (8,096)          (11,278)
                           ----------------  ----------------  ---------------   ---------------  ----------------

     Total Other
      (Expense)                      (1,832)           (2,698)          (2,732)           (8,096)          (11,278)
                           ----------------  ----------------  ---------------   ---------------  ----------------
LOSS BEFORE
 INCOME TAXES AND
 EXTRAORDINARY
 ITEM                                (3,065)          (21,373)          (8,342)          (33,734)          (45,841)

   Income taxes                           -                 -                -                 -                 -
                           ----------------  ----------------  ---------------   ---------------  ----------------
LOSS BEFORE
 EXTRAORDINARY
 ITEM                                (3,065)          (21,373)          (8,342)          (33,734)          (45,841)
                           ----------------  ----------------  ---------------   ---------------  ----------------
   Gain on
    extinguishments
    of debt                               -            57,903                -            57,903           128,213
                           ----------------  ----------------  ---------------   ---------------  ----------------
NET INCOME (LOSS)          $         (3,065) $         36,530  $        (8,342)  $        24,169  $         82,372
                           ================  ================  ===============   ===============  ================
BASIC INCOME (LOSS)
 PER COMMON SHARE:

   Loss before extraordinary
    Item                   $          (0.00) $          (0.00) $         (0.00)  $         (0.00)
                           ================  ================  ===============   ===============
   Extraordinary item      $          (0.00) $           0.00  $         (0.00)  $          0.00
                           ================  ================  ===============   ===============
   Net income (loss)       $          (0.00) $           0.00  $         (0.00)  $          0.00
                           ================  ================  ===============   ===============
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                     28,546,972         9,896,972       28,546,972         9,896,972
                           ================  ================  ===============   ===============





The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                           Common                    Additional
                                             ---------------------------------        Paid-in         Accumulated
                                                  Shares            Amount            Capital           Deficit
                                             ----------------  ---------------   ----------------  ----------------
Balance, February 28, 1999                          9,896,972  $         9,897   $        550,819  $      (952,519)

Net loss for the year ended
 February 29, 2000                                          -                -                  -          (22,079)
                                             ----------------  ---------------   ----------------  ---------------

Balance, February 29, 2000                          9,896,972            9,897            550,819         (974,598)

Capital contributed for expenses                            -                -              3,294                -

Net loss for the year ended
 February 28, 2001                                          -                -                  -          (14,459)
                                             ----------------  ---------------   ----------------  ---------------

Balance, February 28, 2001                          9,896,972            9,897            554,113         (989,057)

Common stock issued in lieu of
 debt at $0.123 per share                           1,750,000            1,750            212,991                -

Common stock issued in lieu of
 debt at $0.001 per share                           1,000,000            1,000                  -                -

Common stock issued for services
 at $0.001 per share                               15,900,000           15,900                  -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -           90,714
                                             ----------------  ---------------   ----------------  ---------------
Balance, February 28, 2002                         28,546,972           28,547            767,104         (898,343)

Net loss for the nine months ended
 November 30, 2002 (unaudited)                              -                -                  -           (8,342)
                                             ----------------  ---------------   ----------------  ---------------

Balance, November 30, 2002 (unaudited)             28,546,972  $        28,547   $        767,104  $      (906,685)
                                            =================  ===============   ================  ===============

Deficit accumulated prior to the development stage                                                 $      (989,057)
Retained earnings during the development stage                                                              82,372
                                                                                                   ---------------

                                                                                                   $      (906,685)
                                                                                                   ===============


The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         From
                                                                                                       Inception
                                                                                                        Of the
                                                                                                      Development
                                                                                                       Stage on
                                                                    For the Nine Months Ended          March 1,
                                                                          November 30,               2001 through
                                                               ---------------------------------     November 30,
                                                                     2002             2001                2002
                                                               ---------------   ---------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                           $        (8,342)  $        24,169  $           82,372
   Adjustments to reconcile loss from operations
    to net cash used by operating activities:
     Extraordinary gain                                                      -           (57,903)           (128,213)
     Common stock issued for services                                        -                  -             15,900
   Changes in assets and liabilities:
     Increase in accrued interest                                        1,350             8,097               9,897
     Increase in accounts payable and
      accounts payable - related party                                   6,992             9,637              19,944
     Increase in accrued expenses                                            -            16,000                 100
                                                               ---------------   ---------------  ------------------

       Net Cash Used by Operating Activities                                 -                 -                   -
                                                               ---------------   ---------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                 -                   -
                                                               ---------------   ---------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                         -                 -                   -
                                                               ---------------   ---------------  ------------------

NET DECREASE  IN CASH                                                        -                 -                   -

CASH AT BEGINNING OF PERIOD                                                  -                 -                   -
                                                               ---------------   ---------------  ------------------

CASH AT END OF PERIOD                                          $             -   $             -  $                -
                                                               ===============   ===============  ==================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $                -
     Income taxes                                              $             -   $             -  $                -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in lieu of debt                       $             -   $             -  $          215,741
     Common stock issued for services                          $             -   $             -  $           15,900



The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     November 30, 2002 and February 28, 2002



NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended November 30, 2002 are not necessarily indicative of the results that might be expected for the year ending February 28, 2003.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

              During the nine months ended November 30, 2002, two related parties paid $4,900 of the Company's accounts payable. The Company has imputed interest at 4% per annum on the balance to related parties outstanding longer than one year. At November 30, 2002, the Company owed related parties a total of $38,794, which includes interest of $1,053. This total amount is included in accounts payable - related parties.

                                VITATONICS CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     November 30, 2002 and February 28, 2002



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

In December 1997, we ceased our production and packaging of vitamin products.

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

We have an accumulated deficit of $906,685 at November 30, 2002, and we expect that deficit to continue to increase as we incur legal and accounting expenses incidental to our reporting obligations as a public company. Our accountants have expressed concern that we will not be able to continue as a going concern because of our continuing losses. While we have net operating loss carryforwards of approximately $1,000,000 that may be offset against future taxable income through 2021, these loss carryforwards will not do us any good unless we can generate income. We are currently classified as a "dormant enterprise" for accounting purposes because we are inactive and are not carrying on development stage activities.

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

Results of Operations: Our operations during the quarter ended November 30, 2002, have been minimal, and consisted of the preparation of financial statements and this quarterly report. We did not generate any revenues. Our total expenses for the three months ended November 30, 2002 were $1,233, consisting of general, administrative, and accounting expenses, compared to $18,675 during the same three month period in 2001 (during that time we were spending more on legal and accounting costs relating to becoming current in our reporting obligations). During the three months ended November 30, 2002 we also incurred $1,832 in interest expense, for a combined net loss for the period of $3,065. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the last year.

During the nine months ended November 30, 2002, two related parties paid $4,900 of our accounts payable. We have imputed interest at 4% per annum on the balance to related parties outstanding longer than one year. At November 30, 2002, we owed related parties a total of $38,794, which includes interest of $1,053.

Substantial Doubt About Our Viability as a Going Concern. We have incurred significant losses which raises substantial doubt about our ability to continue as a going concern. As discussed above, we are considering a merger or joint venture with an operating company as one method of addressing this problem. We continue to incur costs for professional services and interest continues to accrue on our outstanding promissory notes. Our current liabilities at November 30, 2002 were $111,034. Because of these ongoing expenses, which are approximately $25,000 annually, we will not become profitable until we reach an annual sales volume of at least $250,000. We typically sell our products at six times cost, incurring sales commissions of one half the sales price. To achieve sales of $250,000 annually, we anticipate operating expenses, overhead and employee costs of approximately $5,000 per month.

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

ITEM  2.     CHANGES  IN  SECURITIES.

We did not issue any securities during the three month period ended November 30, 2002.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K

We did not file any reports on Form 8-K during the quarter ended November 30, 2002.

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

3..3                          By-Laws of Vitatonics Corp.          *

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


VITATONICS CORP.

     By:       /s/  George Farquhar
               Secretary/Chief Financial Officer
     Date:     January 13, 2003

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

Date: January 13, 2003


/s/ Daniel McCormick
----------------------
Daniel McCormick
Chief Executive Officer

CERTIFICATIONS
--------------

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


Date: January 13, 2003

/s/ George Farquhar
----------------------
George Farquhar
Chief Financial Officer