Form 10KSB
period 2003-02-28
VITATONICS CORP
filed 2003-04-18
CIK 1121459

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB
                                 --------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended February 28, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                        ----------  ---------

                        Commission file number 000-31567

                                VITATONICS CORP.
                 (Name of small business issuer in its charter)

                  Nevada                               35-0511303
                  ------                               ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

   38 Thorn Oak, Dove Canyon, California                  92679
   -------------------------------------                  -----
 (Address of principal executive offices)              (Zip Code)

                                  949.589.8912
                                  ------------
                           (Issuer's telephone number)

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The registrant had no revenues during its fiscal year ended February 28, 2003.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of February 28, 2003, approximately $33,679.93 .

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 28,546,972 common shares issued and outstanding, as of February 28, 2003.

         Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

       Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                            VITATONICS CORP.

                                  Index

                                                                     Page
                                                                   ---------
PART I.      BUSINESS INFORMATION

Item 1.      Description of Business..........................................3
Item 2.      Description of Property..........................................8
Item 3.      Legal Proceedings................................................8
Item 4.      Submission of Matters to a Vote of Security Holders..............8

PART II.     OTHER INFORMATION

Item 5.      Market For Common Equity and Related Stockholder Matters.........8
Item 6.      Management's Discussion and Analysis or Plan of Operation........9
Item 7.      Financial Statements............................................12
Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................22

PART III.    OTHER INFORMATION

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.............................22
Item 10.     Executive Compensation..........................................23
Item 11.     Security Ownership of Certain Beneficial Owners and Management..23
Item 12.     Certain Relationships and Related Transactions..................24
Item 13.     Exhibits and Reports Form 8-K...................................24
Item 14      Controls and Procedures.........................................24


SIGNATURES...................................................................25

                                     PART I

Item 1.       Description of Business


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


We were delinquent in filing our periodic reports which we are required to file under the Exchange Act in the fiscal year ending February 28, 2001. This, in conjunction with our inactivity, lack of revenues, and lack of a public market for our common stock, combined to make our search to locate or identify a suitable merger or joint venture partner unsuccessful until recently. During the fiscal year ended February 28, 2002 and continuing through the fiscal year ended February 28, 2003, we were committed to becoming current in our filings under the Exchange Act and, after we filed all delinquent reports, we are now current in our reporting obligations.

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

In the United States alone, the vitamin and supplement industry is a multi-billion dollar industry. We are competing with hundreds of companies that have more money, employees, and other resources than we have. Most of these competitors also have more experience in research and development of vitamin products than we have, and better research and development facilities. Many of these competitors also have their own manufacturing facilities. Our competitors have more experience, may have more manufacturing efficiency, and greater sales and marketing capabilities.

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

o Drugstores. This category is dominated by national chains, such as Walgreen's, CVS and RiteAid. Most national chains have a limited online presence, if any. Others have recently acquired an online presence, as CVS did when it acquired www.soma.com and RiteAid did when it invested in www.drugstore.com. Recent online entrants include www.drugstore.com and www.planetRx.com. These competitors currently offer a moderate selection of vitamins, nutritional supplements and minerals, focusing instead on prescriptions and over-the-counter products.

o Supermarkets and grocery stores. This category includes traditional supermarkets, such as Safeway and Kroger, and natural-food markets, such as Whole Foods and Wild Oats. Some of these companies have entered the online market with a limited offering of vitamins, nutritional supplements and minerals. Online grocery stores, such as www.Peapod.com and www.netgrocer.com, also compete against us. This category generally offers a limited selection of vitamins, nutritional supplements and minerals and infrequent discounts.

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

o Private Label Industry. Sales of private label (that is, store brand) vitamins have grown significantly in chain drug stores and have become a key ingredient in the success of retailers. Store brand products offer lower- priced alternatives to nationally advertised brand name products. From the retailer's standpoint, such products allow for lower retail pricing than national brands and yet provide retailers with higher profit margins. Industry analysts predict that private label's share of the overall market should grow significantly over the next 10 years. We will try to participate in this growth by re-introducing our private label brand. Our president, Daniel McCormick, has maintained his contacts in the vitamin distribution segment of the vitamin industry and he believes that we could re-enter the private label segment of this market quickly if we have funds sufficient to re-introduce and update our old product line of private label vitamins, which enjoyed considerable market acceptance at one time.

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

We may be required to obtain licenses and consents. At some point in the future, we may be required to obtain licenses or consents from government regulatory agencies or from the producers or other holders of patents, copyrights or other similar rights relating to our vitamin products or the technologies for producing, packaging or distributing our vitamin products. If we were unable, if so required, to obtain any necessary license or consent on terms which management considers to be reasonable, we may be required to cease developing, utilizing, or exploiting products affected by government regulation or by patents, copyrights or similar rights. If we are challenged by a government regulatory agency, or by the holders of patents, copyrights or other similar rights, we might not have the financial or other resources to defend any resulting legal action, which could be significant. We do not have any patents on any products we have developed.

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

Reports to Security Holders. We file quarterly reports, an annual report, and periodic reports providing the public with current material information about us and our operations with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We don't have an Internet address.

Item 2.       Description of Property

Property held by the company. We do not currently own any real property. Our principal executive office is provided at no charge by our president, Dan McCormick. However, as the office space is located in Mr. McCormick's residence and as the space is used mainly as a mailing address and records storage facility, we have deemed the expense of such space to be immaterial and no rental amounts have been accrued in the accompanying financial statements. We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We currently have no available cash or cash equivalents. We do not presently own any interests in real estate or any inventory or equipment.

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

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of Security Holders during the year ended February 28, 2003.



                                     PART II

Item 5.       Market For Common Equity and Related Stockholder Matters

As of February 28, 2003, there were 28,546,972 shares of our common stock issued and outstanding. There have been no cash dividends declared on the common stock since the company's inception and our current inactivity is likely to prevent us from declaring any dividends until we generate revenues. Dividends are declared at the sole discretion of the board of directors. There is no public trading market for our common stock. We have approximately 50 shareholders.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "VITN". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Our stock has not been traded since February 27, 2003. As of April 9, 2003 we had a bid price of $0.00 and an ask price of $0.03. Over the last 52 weeks, our common stock had a low closing price of $0.025 per share and a high closing price of $0.025 per share. The best bid price is currently approximately $0.025 per share.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. As of February 28, 2003, there are 5,900 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

Penny Stock Regulation. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of our securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities.

Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B except as follows:


On December 17, 2001, we issued 1,750,000 shares of our common stock to a related party for the conversion of $214,741 of debt to equity. The shares were valued by us at $0.12 per share, which represented the value of the debt being converted. We believe the shares were issued in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because the related party had a pre-existing relationship with the company and possessed the requisite business acumen and information to fully understand and assent to the debt conversion into equity.


On January 28, 2002, we issued 1,000,000 shares of our common stock to related parties for the conversion of $1,000 of debt to equity. The shares were valued by us at $.001 per share, which represents the fair value of the common stock which was issued. We believe the shares were issued in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because the related parties had a pre-existing relationship with the company and possessed the requisite business acumen and information to fully understand and assent to the debt conversion into equity.


On February 1, 2002, we issued 15,900,000 shares of our common stock, of which 10,500,000 were to related parties, for services. The shares were valued by us at $.001 per share, which represents the fair value of the common stock which was issued. We believe the shares were issued in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because the parties had a pre-existing relationship with the company and possessed the requisite business acumen and information to fully understand and assent to an agreement to provide services for equity.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation


This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2002.


Results of Operations: Our operations for the fiscal year ended February 28, 2003 were minimal, and consisted of the preparation of financial statements, our annual report on Form 10-KSB, and three quarterly reports on Form 10-QSB. Our officers have continued to monitor the vitamin industry and analyze trends and new products, while designing potential new vitamin products and supplements which our management believes could be commercially successful. We have not paid our officers any compensation for these activities. We have no funds presently available for research and development activities and have not spent any funds on research and development activities in the fiscal year ended February 28, 2003. Our other major activity has been trying to locate a potential merger partner.

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

Liquidity and Capital Resources. We currently have no cash available and will need to raise additional funds to continue satisfying our reporting obligations and to re-introduce our vitamin product line and develop new product lines. For the year ended February 28, 2003, we had no revenues. The last year we had revenues was the year ended February 29, 2000, when we had revenues of $12,954.

We continue to incur income expense on outstanding promissory notes. We are currently inactive and are classified as a "development stage company" because we are not currently undertaking development stage activities. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock. Moreover, because we are currently classified as a "dormant" entity, have no revenues, and have incurred significant losses, there is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our viability as a going concern. We have incurred significant losses which resulted in an accumulated deficit of $853,900 at February 28, 2003. Although that deficit continues to increase because we continue to expend monies for legal fees, accounting fees, and other costs associated with our filing obligations and general operating expenses, we extinguished $189,233 of accounts payable which had been outstanding longer than four years, resulting in a gain on extinguishments of debt of $61,020 and $128,213 in the years ended February 28, 2003 and February 28, 2002, respectively. Notwithstanding this extinguishment of debt, our increasing deficit, lack of operations and lack of revenues raises substantial doubt about our ability to continue as a going concern.

At February 28, 2003, we had accounts payable of $12,308 and we owed a total of $40,941 to our president and chief financial officer for expenses those two officers paid on our behalf. We also had accrued expenses of $5,000 for total liabilities of $58,249. Our loss from operations for the year ended February 28, 2003 was $12,885, as compared to a loss from operations of $28,953 for the year ended February 28, 2002. Because we are a development stage company, our loss from operations is essentially equivalent to our general administrative expenses. Our general administrative expenses decreased from $28,953 during the year ended February 28, 2002 to $12,885 during the year ended February 28, 2003, primarily because we had been delinquent in our filings with the Securities and Exchange Commission and were also registering our common stock. Specifically, we filed several amendments to a registration statement on Form 10-SB in February, July and August, 2001, which required significant administrative time and resulted in our accruing legal and accounting fees. We also filed four quarterly reports on Form 10-QSB, an amended quarterly report on Form 10-QSB/A, an annual report on Form 10-KSB, and an amended annual report on Form 10-KSB/A during the annual period ended February 28, 2002, as compared to only three quarterly reports and one annual report during the year ended February 28, 2003.

We incurred interest expense of $3,692 during the year ended February 28, 2003, down from interest expense of $8,546 during the year ended February 28, 2002. The decrease resulted from our having extinguished or otherwise settled certain notes payable.

As discussed above, we are considering a merger with an operating company as one method of addressing this problem. We continue to incur costs for professional services. Because of these ongoing expenses, which we anticipate will be approximately $25,000 annually; we will not become profitable until we reach an annual sales volume of at least $250,000.

Item 7. Financial Statements

Please see accompanying Index to Financial Statements commencing on page F-1.

                                VITATONICS CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 28, 2003

                                 C O N T E N T S


Independent Auditors' Report............................................... 3

Balance Sheet.............................................................. 4

Statements of Operations................................................... 5

Statements of Stockholders' Equity (Deficit)............................... 6

Statements of Cash Flows................................................... 7

Notes to the Financial Statements.......................................... 8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Vitatonics Corp.
(A Development Stage Company)
Aliso Viejo, California

We have audited the accompanying balance sheet of Vitatonics Corp. (a development stage company) as of February 28, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended February 28, 2003 and 2002 and from inception of the development stage on March 1, 2001 through February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitatonics Corp. (a development stage company) as of February 28, 2003, and the results of its operations and its cash flows for the years ended February 28, 2003 and 2002 and from inception of the development stage on March 1, 2001 through February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company currently has minimal operations and a deficit in stockholders' equity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2003

                                VITATONICS CORP.
                          (A Development Stage Company)
                                  Balance Sheet



                                     ASSETS
                                     ------
                                                                        February 28,
                                                                            2003
                                                                     ------------------
CURRENT ASSETS

   Cash                                                              $                -
                                                                     ------------------

     Total Current Assets                                                             -
                                                                     ------------------

     TOTAL ASSETS                                                    $                -
                                                                     ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                  $           12,308
   Accounts payable - related parties (Note 3)                                   40,941
   Accrued expenses                                                               5,000
                                                                     ------------------

     Total Current Liabilities                                                   58,249
                                                                     ------------------

     Total Liabilities                                                           58,249
                                                                     ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     50,000,000 shares; 28,546,972 shares issued
     and outstanding                                                             28,547
   Additional paid-in capital                                                   767,104
   Deficit accumulated prior to the development stage                          (989,057)
   Retained earnings during the development stage                               135,157
                                                                     ------------------

     Total Stockholders' Equity (Deficit)                                       (58,249)
                                                                     ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $                -
                                                                     ==================





   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                        From
                                                                                                      Inception
                                                                                                       of the
                                                                                                     Development
                                                                                                      Stage on
                                                                       For the Years Ended            March 1,
                                                                          February 28,              2001 through
                                                               ---------------------------------    February 28,
                                                                     2003             2002              2003
                                                               ---------------   ---------------  ----------------

REVENUES                                                       $             -   $             -  $              -
                                                               ---------------   ---------------  ----------------

EXPENSES

   General and administrative                                           12,885            28,953            41,838
                                                               ---------------   ---------------  ----------------

     Total Expenses                                                     12,885            28,953            41,838
                                                               ---------------   ---------------  ----------------

LOSS FROM OPERATIONS                                                   (12,885)          (28,953)          (41,838)
                                                               ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Gain on extinguishment of debt (Note 1)                              61,020           128,213          189,233
   Interest expense                                                     (3,692)           (8,546)          (12,238)
                                                               ---------------   ---------------  ----------------

     Total Other Income (Expense)                                       57,328           119,667           176,995
                                                               ---------------   ---------------  ----------------

INCOME BEFORE INCOME TAXES                                              44,443            90,714           135,157

   Income taxes                                                              -                 -                 -
                                                               ---------------   ---------------  ----------------

NET INCOME                                                     $        44,443   $        90,714  $        135,157
                                                               ===============   ===============  ================

BASIC INCOME PER SHARE                                         $          0.00   $          0.01
                                                               ===============   ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                 28,546,972        11,508,068
                                                               ===============   ===============



   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                        Deficit        Retained
                                                                                                      Accumulated      Earnings
                                                           Common                    Additional      Prior to the     During the
                                               ------------------------------         Paid-in         Development     Development
                                                  Shares            Amount            Capital            Stage           Stage
                                               --------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2001                          9,896,972  $         9,897   $        554,113  $      (989,057) $             -

Common stock issued in satisfaction
 of debt at $0.123 per share,
 December 17, 2001                                  1,750,000            1,750            212,991                -                -

Common stock issued in satisfaction
 of debt at $0.001 per share,
 January 28, 2002                                   1,000,000            1,000                  -                -                -

Common stock issued for services
 at $0.001 per share,
 February 1, 2002                                  15,900,000           15,900                  -                -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -                -           90,714
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2002                         28,546,972           28,547            767,104         (989,057)          90,714

Net income for the year ended
 February 28, 2003                                          -                -                  -                -           44,443
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2003                         28,546,972  $        28,547   $        767,104  $      (989,057) $       135,157
                                             ================  ===============   ================  ===============  ===============





   The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                        From
                                                                                                      Inception
                                                                                                       Of the
                                                                                                     Development
                                                                                                      Stage on
                                                                       For the Years Ended            March 1,
                                                                          February 28,              2001 through
                                                               ---------------------------------    February 28,
                                                                     2003             2002              2003
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                  $        44,443   $        90,714  $        135,157
   Adjustments to reconcile income from operations
    to net cash used by operating activities:
     Gain on extinguishment of debt                                    (61,020)         (128,213)         (189,233)
     Common stock issued for services                                        -            15,900            15,900

   Changes in assets and liabilities:
     Increase in accrued interest                                        1,800             8,547            10,347
     Increase in accounts payable and
      accounts payable - related parties                                 9,877            12,952            22,829
     Increase in accrued expenses                                        4,900               100             5,000
                                                               ---------------   ---------------  ----------------

       Net Cash Used in Operating Activities                                 -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                                              -                 -                 -

CASH AT BEGINNING OF PERIOD                                                  -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH AT END OF PERIOD                                          $             -   $             -  $              -
                                                               ===============   ===============  ================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $              -
     Income taxes                                              $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in satisfaction of debt               $             -   $       215,741  $        215,741
     Common stock issued for services                          $             -   $        15,900  $         15,900




 The accompanying notes are an integral part of these financial statements.

                                VITATONICS CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           February 28, 2003 and 2002


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

              The Company was in the business of formulating high quality vitamin products, which it sold, using a multi-level marketing system. At February 28, 1998, however, the Company was essentially inactive. The Company was classified as a "dormant enterprise" due to the fact that the Company was inactive and not currently undertaking development stage activities. The Company was reclassified as a development stage company on March 1, 2001.

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February year-end.

              c.  Provision for Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c.  Provision for Taxes (Continued)

              Net deferred tax assets consist of the following components as of February 28,2003 and 2002:

                                                                                   2003                2002
                                                                            ------------------  ------------------

              Deferred tax assets
                NOL Carryover                                               $          190,845  $          214,380
                Valuation allowance                                                   (190,845)           (214,380)
                                                                            ------------------  ------------------

              Net deferred tax asset                                        $                -  $                -
                                                                            ==================  ==================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended
              February 28, 2003 and 2002 due to the following:

                                                                                   2003                2002
                                                                            ------------------  ------------------

              Book Income                                                   $           17,335  $           35,378
              NOL                                                                      (17,335)            (35,378)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

              At February 28, 2003, the Company had net operating loss carryforwards of approximately $505,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the February 28, 2003 financial statements since the potential tax benefit is offset by the net operating loss carryforward of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

              d.  Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Basic Income Per Share

              Basic income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.


                                                  For the Years Ended
                                                    February 28,
                                                   --------------------
                                               2003                 2002
                                        ------------------  -------------------

              Income (numerator)        $           44,443  $            90,714

              Shares (denominator)              28,546,972           11,508,068
                                        ------------------  -------------------

              Per share amount          $             0.00  $              0.01
                                        ==================  ===================

              f.       Extinquishment of Debt

              The Company had a total of $189,233 of accounts payable, notes payable and accrued interest, which had been outstanding longer than four years. According to the Company's legal council, the California Code of Civil Procedures Section 337, states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of February 28, 2003, no such actions to enforce payment of the obligations have been filed. Accordingly, the amounts have been written off and a gain on extinguishment of debt of $61,020 and $128,213 has been recorded in the years ended February 28, 2003 and 2002, respectively.

              g.  New Accounting Pronouncements

              During the years ended February 28, 2003 and 2002, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards:

              o   SFAS No. 145, Rescission of FASB Statements 4, 44, and 64,
                  amendment of Statement 13, and Technical Corrections;
              o   SFAS No. 146, Accounting for Exit or Disposal Activities;
              o   SFAS No. 147, Acquisitions of Certain Financial Institutions;
                  and
              o   SFAS No. 148, Accounting for Stock Based Compensation.

              These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

NOTE 2 -      COMMON STOCK TRANSACTIONS

              On December 17, 2001, the Company issued 1,750,000 shares of common stock to a related party for the conversion of $214,741 of debt to equity. The shares were valued by the Company at $0.12 per share, which represented the value of the debt being converted.

              On January 28, 2002, the Company issued 1,000,000 shares of common stock to related parties for the conversion of $1,000 of debt to equity. The shares were valued by the company at $0.001 per share, which represents the fair value of the common stock being issued.

              On February 1, 2002, the Company issued 15,900,000 shares of common stock, of which 10,500,000 were to related parties, for services. The shares were valued by the Company at $0.001 per share, which represents the fair value of the common stock being issued.

NOTE 3 -      ACCOUNTS PAYABLE - RELATED PARTIES

              As of February 28, 2003, the Company owed a total of $40,941 to the President and CFO for expenses paid on behalf of the Company.

NOTE 4 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $853,900 at February 28, 2003 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

              It is the intent of management to seek a merger with an existing operating company. Until this occurs, the Company's management intends to provide the Company with sufficient working capital to cover its operating expenses. However, there is no assurance that the Company will be able to merge with another company or that the Company's management will continue to provide sufficient capital to cover the operating expenses of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


There have been no changes in or disagreements with our accountants since the formation of the company required to be disclosed pursuant to Item 304 of Regulation S-B.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) ofthe Exchange Act

Our directors and principal executive officers are as specified on the following table:

==================================== ======================== ====================================================================

               Name                            Age                                         Position
------------------------------------ ------------------------ --------------------------------------------------------------------

Daniel T. McCormick                            40             president and director
------------------------------------ ------------------------ --------------------------------------------------------------------


George Farquhar                                61             secretary and chief financial officer

==================================== ======================== ====================================================================


Dennis W. McCormick                            37             director

==================================== ======================== ====================================================================

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

             Biographical Information on Our Officers and Directors.

Daniel T. McCormick, age 40, is the president and a director of the company and was a co-founder of the company's vitamin business beginning in 1995 and continuing to the present. Mr. McCormick began his career as a vitamin distributor with Herbalife, Inc. in 1981 at the age of 19. By the age of 22 he and his wife, Marilyn, had earned over $1,000,000 and had built distributorships that produced over $100,000,000 in vitamin sales. Mr. McCormick was a distributor with Herbalife, Inc. from 1981 through 1992. He joined Body Wise International, a major supplier of grooming and health products, in 1990 and remained with that company through 1995, where he built the highest producing sales organization in the company with over 70,000 distributors and total sales in excess of $350,000,000. He has also served as President of Natural Success, Inc., a corporation located in Dove Canyon, California which is in the business of marketing vitamin supplements from 1990 to the present. He attended Washington State University and presently resides in Dove Canyon, California. He is not currently an officer or director of any other company.

George R. Farquhar, age 61, is the secretary and chief financial officer of the company. Mr. Farquhar worked at Price Waterhouse prior to entering corporate management as chief financial officer. He has served as the president of two companies, each with annual revenues in excess of $200,000,000. He was president of A-Mark Precious Metals from 1974 to 1977. He was also president of A-Mark Trading Company from 1975 to 1977. Both companies were privately owned. For the past 16 years he has been a consultant to publicly traded companies. He is presently president of Maroka, Inc., a consulting company. Mr. Farquhar is a Certified Public Accountant. He received his Master of Business Administration - Finance degree from the University of Southern California.

Dennis W. McCormick, age 37, is a director of the company. He attended Brigham Young University on a football scholarship in 1984 and is currently the assistant manager of a Safeway store, a position he has held since 1992. He is the former owner of a window cleaning business which serviced over 700 clients.

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

Compliance with Section 16(a) of the Exchange Act

Neither the members of our Board of Directors nor any of our executive officers have filed reports with the Securities and Exchange Commission on Form 3, initial statement of beneficial ownership of securities; on Form 4, statement of changes of beneficial ownership of securities; or on Form 5, annual statement of beneficial ownership of securities, for the fiscal year ended February 28, 2003.

Item 10.      Executive Compensation

Specified below, in tabular form, is the aggregate annual remuneration of the company's chief executive officer and the four (4) most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of the company's last completed fiscal year.

---------------------------------------- -------- ----------- ------------ ------------------- -----------------------
Name and Principal Position              Year       Annual     Bonus ($)      Other Annual     All Other Compensation
                                                  Salary ($)                Compensation ($)
---------------------------------------- -------- ----------- ------------ ------------------- -----------------------
Daniel McCormick - president             2002        None        None             None                  None
---------------------------------------- -------- ----------- ------------ ------------------- -----------------------
George  Farquhar  -  secretary,   chief  2002        None        None             None                  None
financial officer
---------------------------------------- -------- ----------- ------------ ------------------- -----------------------

There was no compensation paid to any executive officer of the company during the last three fiscal years, nor has any executive officer received stock or any other thing of value in lieu of compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of February 28, 2003, with respect to the beneficial ownership of our Common Stock by: (i) each stockholder known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; (iii) each officer.

Title of Class             Name and Address of Beneficial Owner       Amount and Nature of Beneficial         Percent of Class
                                                                      Owner
-----------------------    --------------------------------------     ------------------------------------    ------------------
                           Daniel McCormick                                   3,075,000 shares(1)
Common Stock               38 Thorn Oak                                       president, director                  10.8%
                           Dove Canyon, California 92679
Common Stock               George Farquhar                                    1,000,000 shares(2)                  3.5%
                           38 Thorn Oak                               secretary, chief financial officer
                           Dove Canyon, California 92679
Common Stock               Dennis McCormick                                     500,000 shares                     1.8%
                           38 Thorn Oak                                            director
                           Dove Canyon, California 92679
Common Stock               Natural Success                                    5,500,000 shares(1)                  19.3%
                           38 Thorn Oak
                           Dove Canyon, California 92679
Common Stock               Maroka, Inc.                                       5,500,000 shares(2)                  19.3%
                           38 Thorn Oak
                           Dove Canyon California 92679

Common Stock               All directors and named executive                 15,575,000 shares(3)                  54.7%
                           officers as a group

(1) Daniel McCormick is the president and sole owner of Natural Success, a privately held company. Therefore, Mr. Daniel McCormick is the beneficial owner of 8,075,000 shares, or approximately 28.3% of our issued and outstanding shares of common stock.

(2) George Farquhar is the president and sole owner of Maroka, Inc., a privately held company. Therefore, Mr. Farquhar is the beneficial owner of 6,500,000 shares, or approximately 22.8% of our issued and outstanding shares of common stock.

(3) This total represents the aggregate beneficial ownership of our officers and directors as a group.

Security Ownership of Certain Beneficial Owners. Other than our management, no person owns more than 10% of our issued and outstanding common stock.

Changes in Control. Management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.      Certain Relationships and Related Transactions

As of February 28, 2003, we owed a total of $40,941 to our president and chief financial officer for expenses paid on behalf of the company.

Item 13.      Exhibits and Reports on Form 8-K

       (a) Exhibits

     Exhibit
     Number      Description
     ------      ------------

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


(b) We did not file any Current Reports on Form 8-K during the year ended February 28, 2003.

Item 14.      Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VITATONICS CORP.

Dated: April 14, 2003                    By: /s/ Daniel McCormick
                                          --------------------------------------
                                          Daniel McCormick
                                          Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures and dates of directors.



April 14,  2003
                                   /s/ Daniel McCormick
                                   --------------------------------------------
                                   Daniel McCormick
                                   Chairman of the Board of Directors


April 14, 2003                     /s/ George Farquhar
                                   --------------------------------------------
                                   George Farquhar
                                   Chief Financial Officer, Secretary



April 14,  2003
                                   /s/  Dennis McCormick
                                   --------------------------------------------
                                   Dennis McCormick
                                   Director

CERTIFICATIONS
--------------

I, Daniel McCormick, certify that:


1. I have reviewed this annual report on Form 10-KSB of Vitatonics Corp.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003

/s/ Daniel McCormick
-----------------------
Daniel McCormick


Chief Executive Officer

CERTIFICATIONS
--------------

I, George Farquhar, certify that:


1. I have reviewed this annual report on Form 10-KSB of Vitatonics Corp.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003

/s/ George Farquhar
-----------------------
George Farquhar
Chief Financial Officer

CERTIFICATIONS
--------------

In connection with the annual report of Vitatonics Corp. (the "Company") of Form 10-KSB for the year ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Farquhar, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ George Farquhar
-----------------------------
George Farquhar
Chief Financial Officer
April 14, 2003

CERTIFICATIONS
--------------

In connection with the annual report of Vitatonics Corp. (the "Company") of Form 10-KSB for the year ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel McCormick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Daniel McCormick
-------------------------
Daniel McCormick
Chief Executive Officer
April 14, 2003