Form 10QSB
period 2003-05-31
RAPID BIO TESTS CORP
filed 2003-07-14
CIK 1121459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





( ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          ----------------    ------------------

Commission File Number: 000-31567


                           Rapid Bio Tests Corporation
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               35-0511303
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                        5409 Ivy Street, Springfield, Oregon 97478
-------------------------------------------------------------------------------
                         (Address of principal executive offices)


                                  (541)686.5989
                                  -------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 9, 2003 there were 30,114,214 shares of the issuer's $.001 par value common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       May 31, 2003 and February 28, 2003

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                                 Balance Sheets




                                     ASSETS
                                     ------
                                                                                 May 31,           February 28,
                                                                                  2003                 2003
                                                                           -----------------     -----------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash                                                                    $               -     $               -
                                                                           -----------------     -----------------

     Total Current Assets                                                                  -                     -
                                                                           -----------------     -----------------

     TOTAL ASSETS                                                          $               -     $               -
                                                                           =================     =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                        $          14,335    $           12,308
   Accounts payable - related parties                                                 42,236                40,941
   Accrued expenses                                                                    5,000                 5,000
                                                                           -----------------    ------------------

     Total Current Liabilities                                                        61,571                58,249
                                                                           -----------------    ------------------

     Total Liabilities                                                                61,571                58,249
                                                                           -----------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     120,000,000 shares; 114,214 shares issued
     and outstanding                                                                     114                   114
   Additional paid-in capital                                                        795,537               795,537
   Deficit accumulated prior to the development stage                               (989,057)             (989,057)
   Retained earnings during the development stage                                    131,835               135,157
                                                                           -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                            (61,571)              (58,249)
                                                                           -----------------    ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $               -    $                -
                                                                           =================    ==================



The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                        From
                                                                                      Inception
                                                                                       Of the
                                                                                     Development
                                                             For the                  Stage on
                                                       Three Months Ended             March 1,
                                                             May 31,                2001 through
                                               ---------------------------------       May 31,
                                                    2003             2002               2003
                                               ---------------   ---------------  ----------------
REVENUES                                       $             -   $             -  $              -
                                               ---------------   ---------------  ----------------

EXPENSES

   General and administrative                            2,824             3,255            44,662
                                               ---------------   ---------------  ----------------

     Total Expenses                                      2,824             3,255            44,662
                                               ---------------   ---------------  ----------------

LOSS FROM OPERATIONS                                    (2,824)           (3,255)          (44,662)
                                               ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Gain on extinguishments of debt                           -                 -           189,233
   Interest expense                                       (498)             (450)          (12,736)
                                               ---------------   ---------------  ----------------

     Total Other Income (Expense)                         (498)             (450)          176,497
                                               ---------------   ---------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES                       (3,322)           (3,705)          131,835

   Income taxes                                              -                 -                 -
                                               ---------------   ---------------  ----------------

NET INCOME (LOSS)                              $        (3,322)  $        (3,705) $        131,835
                                               ===============   ===============  ================

BASIC LOSS PER SHARE                           $         (0.03)  $         (0.03)
                                               ===============   ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                    114,214           114,214
                                               ===============   ===============




The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                        Deficit        Retained
                                                                                                      Accumulated      Earnings
                                                           Common                   Additional       Prior to the     During the
                                              --------------------------------        Paid-in         Development   Development
                                                  Shares            Amount            Capital           Stage            Stage
                                              ---------------  ---------------   ----------------  ---------------  ---------------
Balance, February 28, 2001                             39,614  $            39   $        563,971  $      (989,057) $             -

Common stock issued in satisfaction
 of debt at $0.123 per share,
 December 17, 2001                                      7,000                7            214,734                -                -

Common stock issued in satisfaction
 of debt at $0.001 per share,
 January 28, 2002                                       4,000                4                996                -                -

Common stock issued for services
 at $0.001 per share,
 February 1, 2002                                      63,600               64             15,836                -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -                -           90,714
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2002                            114,214              114            795,537         (989,057)          90,714

Net income for the year ended
 February 28, 2003                                          -                -                  -                -           44,443
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2003                           114, 214              114            795,537         (989,057)         135,157

Net loss for the three months ended
 May 31, 2003 (unaudited)                                   -                -                  -                -           (3,322)
                                             ----------------  ---------------   ----------------   --------------  ---------------

Balance, May 31, 2003 (unaudited)                     114,214  $           114   $        795,537   $     (989,057) $       131,835
                                             ================  ===============   ================   ==============  ===============





The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                         From
                                                                                                       Inception
                                                                                                        Of the
                                                                                                      Development
                                                                                                       Stage on
                                                                   For the Three Months Ended          March 1,
                                                                             May 31,                 2001 through
                                                               ---------------------------------        May 31,
                                                                     2003              2002              2003
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                           $        (3,322)  $        (3,705) $        131,835
   Adjustments to reconcile loss from operations
    to net cash used by operating activities:
     Gain on extinguishments of debt                                         -                 -          (189,233)
     Common stock issued for services                                        -                 -            15,900
   Changes in assets and liabilities:
     Increase in accrued interest                                            -               450            10,347
     Increase in accounts payable and
      accounts payable - related parties                                 3,322             3,255            26,151
     Increase in accrued expenses                                            -                 -             5,000
                                                               ---------------   ---------------  ----------------

       Net Cash (Used by) Operating Activities                               -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                                              -                 -                 -

CASH AT BEGINNING OF PERIOD                                                  -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH AT END OF PERIOD                                          $             -   $             -  $              -
                                                               ===============   ===============  ================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $              -
     Income taxes                                              $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in lieu of debt                       $             -   $             -  $        215,741
     Common stock issued for services                          $             -   $             -  $         15,900




The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       May 31, 2003 and February 28, 2003


NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $857,222 at May 31, 2003 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

              It is the intent of management to seek an agreement with an existing operating company. Until this occurs, the Company's management intends to provide the Company with sufficient working capital to cover its operating expenses. However, there is no assurance that the Company will be able enter into a transaction with another company or that the Company's management will continue to provide sufficient capital to cover the operating expenses of the Company.

NOTE 3 -      MATERIAL EVENTS

              Related Party Transactions
              ---------------------------

              During the three months ended May 31, 2003, a related party paid $900 of the Company's accounts payable. The Company has imputed interest at 4% per annum on the balance to related parties outstanding longer than one year. At May 31, 2003, the Company owed related parties a total of $42,236, which includes interest of $1,852. This total amount is included in accounts payable - related parties.

              Reverse Stock Split
              -------------------

              On April 25, 2003, the Company consummated a reverse split of its issued and outstanding common stock on a 1-for-250 basis. As a result of the stock split, each two hundred fifty (250) shares of the Company's issued and outstanding common stock was decreased to one (1) fully paid and nonassessable share of common stock, $0.001 par value per share. Fractional shares were rounded upward. The reverse stock split reduced the number of shares of common stock outstanding from 28,546,972 shares as of April 24, 2003, to approximately 114,214 shares. The par value of the common stock did not change. The shares of common stock have been retroactively restated in the financial statements for the reverse split for all periods presented.

NOTE 4 -      SUBSEQUENT EVENTS

              Name Change
              -----------

              On June 12, 2003, the Company changed its corporate name from Vitatonics Corp. to Rapid Bio Tests Corporation. The name change became effective with the filing of a Certificate of Amendment to the Company's Articles of Incorporation with the Nevada Secretary of State. The Company changed its name to reflect a change in its business focus.

              Increase in authorized common stock
              -----------------------------------

              On June 12, 2003, the Company filed an Amendment to its Articles of Incorporation, which increased its authorized number of shares of its $.001 par value common stock from 50,000,000 to 120,000,000.

              The name change, reverse split and increase in authorized shares of common stock were approved on April 25, 2003, by unanimous approval of the Company's Board of Directors. In addition, on April 25, 2003, shareholders holding a majority of the Company's outstanding common stock approved those actions by written consent in lieu of a meeting in accordance with the relevant sections of the Nevada Revised Statutes.

              Change of Symbol and CUSIP Number
              ---------------------------------

              Concurrent with the above actions, the Company was issued a new symbol and CUSIP Number. The Company's symbol changed from "VITN" to "RBIO," and its CUSIP Number has changed from 928488-10-5 to 753339-10-0.

              Resignations
              ------------

              On June 16, 2003, the following occurred: (i) Daniel McCormick resigned as the President and director of the Company; (ii) George Farquhar (effective May 23, 2003) resigned as the Secretary, Chief Financial Officer and director of the Company; and (iii) Dennis McCormick resigned as director of the Company. None of the resignations were the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

              Appointment of New Officers and Directors
              -----------------------------------------

              On June 16, 2003, the following occurred: (i) Geoffrey V.F. Seaman, Ph.D. was appointed as President, Chief Executive Officer and a director of the Company; (ii) Paul Hemmes, Ph.D. was appointed as Secretary, Treasurer, Chief Financial Officer and a director of the Company; and (iii) David H. Regan, M.D. was appointed as Vice President of Medical Affairs and a director of the Company.

              Employment/Asset Purchase Agreements
              ------------------------------------

              On June 16, 2003, Drs. Seaman, Hemmes and Regan executed Employment and Asset Purchase Agreements (the "Agreements"). The purpose of the Agreements was to retain their management and technical services, including their intellectual property necessary to develop the Company's proposed medical testing products. Pursuant to the Agreements, the Company issued 21,000,000 shares of its common stock to Dr. Seaman, 6,000,000 shares of its common stock to Dr. Hemmes, and 3,000,000 shares of its common stock to Dr. Regan in exchange for their management services and certain intellectual property necessary to develop the Company's proposed products and processes. The value of the shares issued in exchange for these services and certain intellectual property will be valued based on the predecessor cost.

              With the assistance of its new management and the intellectual property transferred under the Agreements, the Company intends to develop, manufacture and market a series of diagnostic tests that can be used to detect a variety of human diseases and conditions, and which have utility in a variety of veterinary and agricultural products. The Company believes that rapid, sensitive, accurate and reliable diagnostic tests are necessary to respond to epidemics, bio-terrorism attacks and simply to cut the current high cost of diagnostics for general health care.

ITEM 2.  PLAN OF OPERATION
--------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended May 31, 2003.

OUR BUSINESS. On June 16, 2003, we entered into Employment and Asset Purchase Agreements with Dr. Geoffrey Seaman, Dr. Paul Hemmes, and Dr. David Regan to retain their management and technical services and to purchase the intellectual property necessary to develop our proposed medical testing products. Pursuant to these agreements, we issued thirty million shares of our common stock to Dr. Seaman, to Dr. Hemmes, and to Dr. Regan in exchange for their management services and certain intellectual property necessary to develop our proposed products and processes.

With the assistance of our new management, we intend to develop, manufacture and market a series of rapid, sensitive, accurate and reliable diagnostic tests that can be used to detect a variety of human diseases and conditions, and which have utility in a variety of veterinary and agricultural products. We believe that diagnostic tests are necessary to respond to epidemics, bio-terrorism attacks and simply to cut the current high cost of diagnostics for general health care.

Our current management has examined a wide range of current technologies used for rapid identification of microorganisms and toxic agents, but believes that cutting edge and high tech approaches are unproven on a large scale and do not meet the needs of today's environment. For these reasons, we will focus our efforts on established technology. We propose to develop a panel of rapid, accurate, robust and easy to perform tests for field assays and point-of-care testing. We also propose to develop a product line of tests for the rapid and definitive detection of infectious diseases including bacterial and viral pathogens, as well as toxins, which our management believes can be met by rapid latex agglutination slide tests for the primary on-site identification. We believe that such tests are simple, easy to manufacture, inexpensive and do not require instrumentation or electricity, nor are highly trained personnel necessary to read the test results.

We intend to develop and bring to the market place a series of diagnostic tests for various diseases and conditions using a latex-based technology that is novel and proprietary. We plan to make use of technology that is protected by existing patent applications and our management believes that the key steps in the process are virtually impossible to reverse engineer. Our current management has agreed to take the necessary steps to ensure that all intellectual property necessary to conduct such tests, including patents, is transferred to us. Our management believes that such rapid latex-based diagnostic tests represent an effective, simple, inexpensive and versatile analysis method, which is robust, technically mature and usable in the field. Our management believes that broad applications for this type of testing technology include identification of infectious diseases originating from epidemics, acts of terrorism or individual cases at point- of- care facilities. Our management anticipates that the latex technology platform is also broadly applicable in the medical, veterinary, agricultural and water diagnostic test markets. Our management believes that rapid latex tests have major advantages over many other diagnostic test approaches in speed and costs. In the estimation of our management, such test technology will translate to less expensive delivery of health care, not only to the American public and other developed nations, but also in developing nations. Because rapid latex diagnostic tests do not require laboratory facilities or electrical power, our management believes these types of tests are ideally suited for field-testing or use by first responders or various emergency personnel.

We believe that an appropriate combination of the technology inventions, identification of ideal target markets, coupled with the basic capabilities of the principals will enable us to achieve our objectives and rapidly reduce the latex technology platforms to practice, allowing us to proceed to commercialization and sale of our products.

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2003.
---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We had no cash or other current assets at May 31, 2003, and no total assets at May 31, 2003. Our total current liabilities were $61,571 at May 31, 2003, which was represented by accounts payable of $14,335, accounts payable to related parties of $42,236 and $5,000 in accrued expenses. At May 31, 2003, our liabilities exceeded our assets by $61,571.

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 31, 2001, through May 31, 2003, we have not realized any revenues. We hope to generate revenues in the next twelve months by actively pursuing our newly adopted business plan and by the eventual sale of our planned line of diagnostic testing products. However, we cannot guarantee that our products will be ready for sale or that we will earn any revenues within the next twelve months.

OPERATING EXPENSES. For the three months ended May 31, 2003, our total operating expenses were $2,824 compared to total expenses of $3,255 for the corresponding period in 2002. The expenses for the three months ended May 31, 2003 and the corresponding period ending in 2002 were represented solely by general and administrative expenses.

For the three months ending May 31, 2003, we also had an interest expense of $498. Therefore our net loss was $3,322 for the three months ended May 31, 2003. This is in comparison to $450 in interest expenses for the three months ending May 31, 2002. For the corresponding period ending in 2002, our net loss was $3,705. Our net loss from operations from inception of the development stage on March 31, 2001, through May 31, 2003 was $44,662. However, our cumulative net income from inception of the development stage on March 31, 2001, through May 31, 2003 was $131,835 which was due to a gain of $189,233 we recognized on extinguishments of debt less interest expense of $12,736 and total expenses over that period of $44,662.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of May 31, 2003, we had no cash resources. We have not yet generated any revenues from operations. We plan on raising additional operating funds through the sale of our common stock. If we are not able to raise additional funds, we may arrange for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

Our plan of operation is materially dependent on our ability to continue the development of our proposed line of diagnostic tests and raise additional capital to market our products. We believe that we will need approximately $400,000 to continue to develop and then market our line of diagnostic testing products. Within the next twelve months, we hope to begin the manufacturing and marketing of our products. We must also enter into arrangements with manufacturers to manufacture our planned product line. Finally, we must raise additional working capital either through the sale of our common stock or through loans. There is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

Our inability to access the capital markets or obtain acceptable financing could harm our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed diagnostic testing development activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 30,000,000 shares of our common stock, which equals approximately 99.6% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

Over the next 12 months, we plan to continue with our ongoing research and development activities to develop our proposed line of diagnostic tests. Specifically, we are currently studying the development of rapid diagnostic tests for Hepatitis B, West Nile Virus and a test to establish successful vaccinations for small pox.

a) Hepatitis B test: Our scientific team is developing an active antibody to Hepatitis B surface antigen and plans to have rapid test kits available for Hepatitis B surface antigen and surface antibody and Hepatitis B core antibody.

b) West Nile Virus (WN virus): We are developing and validating a rapid microsphere-based test for WN virus, which we believe will have cost and speed advantages over other types of immunoassay tests, and which we believe can be deployed in the field and in rural areas since they require no instrumentation or electricity.

c) Rapid test for effectiveness of small pox vaccination: We propose to develop a rapid latex-based vaccinia antibody detection test for small pox vaccinations, which we believe there will be a need for if a nationwide small pox vaccination program is initiated.

Over the next twelve months, we do not anticipate that we will purchase or sell any significant equipment, but rather, utilize the facilities and equipment our scientific team currently has access to. In the event that we are able to begin manufacturing operations, then we may need to hire additional employees or independent contractors.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
-------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

The following events occurred subsequent to the reporting period ending May 31, 2003 covered by this report on Form 10-QSB:

Name Change. On June 12, 2003, we changed our corporate name from Vitatonics Corp. to Rapid Bio Tests Corporation. The name change became effective with the filing of a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State. We changed our name to reflect a change in our business operations.

Reverse Stock Split. On April 25, 2003, our Board of Directors approved a reverse split of its issued and outstanding common stock on a 1-for-250 basis. As a result of the stock split, each two hundred fifty (250) shares of our issued and outstanding common stock was decreased to one (1) fully paid and nonassessable share of common stock, $0.001 par value per share. Fractional shares were rounded upward. The reverse stock split reduced the number of shares of common stock outstanding from 28,546,972 shares as of April 24, 2003, to approximately 114,214 shares. The par value of the common stock did not change.

Increase in authorized common stock. On June 12, 2003, we filed an Amendment to our Articles of Incorporation which increased our authorized number of shares of our $.001 par value common stock from 50,000,000 to 120,000,000.

The name change, reverse split and increase in authorized shares of common stock were approved on April 25, 2003, by unanimous approval of our Board of Directors. In addition, shareholders holding a majority of our outstanding common stock approved those actions by written consent in lieu of a meeting on April 25, 2003, in accordance with the relevant sections of the Nevada Revised Statutes.

Change of Symbol and CUSIP Number. Concurrent with the above actions, we were issued a new symbol and CUSIP Number. Our symbol changed from "VITN" to "RBIO," and its CUSIP Number has changed from 928488-10-5 to 753339-10-0.

Resignations. On June 16, 2003, the following occurred: (i) Daniel McCormick resigned as our President and director; (ii) George Farquhar resigned as our Secretary and Chief Financial Officer; and (iii) Dennis McCormick resigned as our director. None of the resignations were the result of any disagreement with us on any matter relating to our operations, policies or practices.

Appointment of New Officers and Directors. On June 16, 2003, the following occurred: (i) Geoffrey V.F. Seaman, Ph.D. was appointed as our President, Chief Executive Officer; (ii) Paul Hemmes, Ph.D. was appointed as our Secretary, Treasurer, Chief Financial Officer; and (iii) David H. Regan, M.D. was appointed as our Vice President of Medical Affairs and a director.

Employment/Asset Purchase Agreements. On June 16, 2003, Drs. Seaman, Hemmes and Regan executed Employment and Asset Purchase Agreements (the "Agreements"). The purpose of the Agreements was for us to retain their management and technical services, including their intellectual property necessary to develop our proposed medical testing products. Pursuant to the Agreements, we issued 21,000,000 shares of our common stock to Dr. Seaman, 6,000,000 shares of our common stock to Dr. Hemmes, and 3,000,000 shares of our common stock to Dr. Regan in exchange for their management services and certain intellectual property necessary to develop our proposed products and processes. With the assistance of our new management and the intellectual property transferred under the Agreements, we intend to develop, manufacture and market a series of diagnostic tests which we believe can be used to detect a variety of human diseases and conditions, and which we believe have utility in a variety of veterinary and agricultural products.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits:
--------

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Executed by our Chief Executive Officer

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Executed by our Chief Financial Officer

Form 8-K:
--------

Our Form 8-K filed on June 18, 2003, announcing, among other events, the acquisition of assets and appointment of new officers and directors.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Rapid Bio Tests Corporation,
                                        a Nevada corporation



July 15, 2003                  By:      /s/  Geoffrey V.F. Seaman
                                        ----------------------------------------
                                        Geoffrey V.F. Seaman

                               Its:     Chief Executive Officer, President,
                                        Director

CERTIFICATIONS
---------------

I, Geoffrey V.F. Seaman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rapid Bio Tests Corporation;

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


Date: July 15, 2003




/s/ Geoffrey V.F. Seaman
-------------------------
Geoffrey V.F. Seaman
Chief Executive Officer

CERTIFICATIONS
--------------

I, Paul R. Hemmes, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rapid Bio Tests Corporation;

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



Date: July 15, 2003



/s/ Paul R. Hemmes
----------------------
Paul R. Hemmes
Chief Financial Officer