Form 10QSB
period 2003-08-31
RAPID BIO TESTS CORP
filed 2003-10-20
CIK 1121459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       ------------  -----------
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

                   5409 Ivy Street, Springfield, Oregon 97478
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  (541)686.5989
                                  -------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 31, 2003 there were 20,564,214 shares of the issuer's $.001 par value common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      August 31, 2003 and February 28, 2003

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                                 Balance Sheets




                                     ASSETS
                                     ------

                                                                               August 31,        February 28,
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
                                                                           =================     =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Cash overdraft                                                          $              40     $               -
   Accounts payable                                                                   25,991                12,308
   Accounts payable - related parties                                                      -                40,941
   Accrued expenses                                                                   17,191                 5,000
   Note payable (Note 3)                                                              13,000                     -
                                                                           -----------------     -----------------

     Total Current Liabilities                                                        56,222                58,249
                                                                           -----------------     -----------------

     Total Liabilities                                                                56,222                58,249
                                                                           -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     120,000,000 shares; 20,564,214 and 114,214
     shares issued and outstanding, respectively                                      20,564                   114
   Additional paid-in capital                                                      2,907,658               795,537
   Prepaid services (Note 3)                                                         (42,552)                    -
   Deficit accumulated prior to the development stage                               (989,057)             (989,057)
   Deficit accumulated during the development stage                               (1,952,835)              135,157
                                                                           -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                            (56,222)              (58,249)
                                                                           -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $               -     $               -
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

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                        From
                                                                                                      Inception
                                                                                                       Of the
                                                                                                     Development
                                                                                                      Stage on
                             For the Three Months Ended             For the Six Months Ended           March 1
                                       August 31,                          August 31,               2001 through
                           ----------------------------------  ---------------------------------     August 31,
                                  2003             2002                 2003          2002              2003
                           ----------------  ----------------  ---------------   ---------------  ----------------

REVENUES                   $              -  $              -  $             -   $             -  $              -
                           ----------------  ----------------  ---------------   ---------------  ----------------

EXPENSES

     Officer salaries                24,000                 -           24,000                 -            24,000
     Consulting Fees              2,028,448                 -        2,028,448                 -         2,028,448
     General and Administrative      32,181             1,122           35,005             4,377            76,843
                           ----------------  ----------------  ---------------   ---------------  ----------------

Total Expenses                    2,084,629             1,122        2,087,453             4,377         2,129,291
                           ----------------  ----------------  ---------------   ---------------  ----------------

LOSS FROM OPERATIONS             (2,084,629)           (1,122)      (2,087,453)           (4,377)       (2,129,291)
                           ----------------  ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

     Gain on extinguishments of
     debt                                 -                 -                -                 -           189,233
     Interest expense                   (41)             (450)            (539)             (900)          (12,777)
                           ----------------  ----------------  ---------------   ---------------  ----------------

     Total Other Income
     (Expense)                          (41)             (450)            (539)             (900)          176,456
                           ----------------  ----------------  ---------------   ---------------  ----------------

INCOME (LOSS) BEFORE
 INCOME TAXES                    (2,084,670)           (1,572)      (2,087,992)           (5,277)       (1,952,835)

     Income taxes                         -                 -                -                 -                 -
                           ----------------  ----------------  ---------------   ---------------  ----------------

NET (LOSS)                 $     (2,084,670) $         (1,572) $    (2,087,992)  $        (5,277) $     (1,952,835)
                           ================  ================  ===============   ===============  ================

BASIC LOSS PER SHARE:      $          (0.14) $          (0.02) $         (0.26)  $         (0.05)
                           ================  ================  ===============   ===============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                     15,498,392           102,188        7,987,260           114,188
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

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                        Deficit         Deficit
                                                                                                      Accumulated     Accumulated
                                                           Common                   Additional       Prior to the     During the
------------------------------------------------------------------------------        Paid-in         Development     Development
                                                  Shares            Amount            Capital           Stage            Stage
-------------------------------------------------------------  ---------------   ----------------  ---------------  ---------------
Balance, February 28, 2001                             39,614  $            39   $        563,971  $      (989,057) $             -

Common stock issued in satisfaction
 of debt at $0.123 per share,
 December 17, 2001                                      7,000                7            214,734                -                -

Common stock issued in satisfaction
 of debt at $0.001 per share,
 January 28, 2002                                       4,000                4                996                -                -

Common stock issued for services
 at $0.001 per share,
 February 1, 2002                                      63,600               64             15,836                -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -                -           90,714
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2002                            114,214              114            795,537         (989,057)          90,714

Net income for the year ended
 February 28, 2003                                          -                -                  -                -           44,443
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2003                           114, 214              114            795,537         (989,057)         135,157

Common stock issued for assets at
  predecessor cost of $0.00 per share
  on June 19, 2003 (unaudited)                     15,000,000           15,000            (15,000)               -                -

Common stock issued for consulting
  services at $0.38 per share on
  July 24, 2003 (unaudited)                         5,450,000            5,450          2,065,550                -                -

Assumption and forgiveness of debt
  by related parties (unaudited)                            -                -             61,571                -                -

Net loss for the six months ended
 August 31, 2003 (unaudited)                                -                -                  -                -       (2,087,992)
                                             ----------------  ---------------   ----------------   --------------  ---------------

Balance, August 31, 2003 (unaudited)               20,564,214  $        20,564   $      2,907,658   $     (989,057) $    (1,952,835)
                                             ================  ===============   ================   ==============  ================

  The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                         From
                                                                                                       Inception
                                                                                                        Of the
                                                                                                      Development
                                                                                                       Stage on
                                                                    For the Six Months Ended           March 1,
                                                                           August 31,                2001 through
                                                               ---------------------------------      August 31,
                                                                        2003          2002               2003
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $    (2,087,992)  $        (5,277) $     (1,952,835)
   Adjustments to reconcile loss from operations
    to net cash used by operating activities:
     Gain on extinguishments of debt                                         -                 -          (189,233)
     Common stock issued for services                                2,028,448                 -         2,044,348
   Changes in assets and liabilities:
     Increase in accrued interest                                           41               900            10,388
     Increase in accounts payable and
      accounts payable - related parties                                34,313             4,377            57,142
     Increase in accrued expenses                                       12,150                 -            17,150
                                                               ---------------   ---------------  ----------------

       Net Cash Used by Operating Activities                           (13,040)                -           (13,040)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------

   Proceeds from cash overdraft                                             40                 -                40
   Proceeds from loan                                                   13,000                 -            13,000
                                                               ---------------   ---------------  ----------------

     Net cash provided by financing activities                          13,040                 -            13,040
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                                              -                 -                 -

CASH AT BEGINNING OF PERIOD                                                  -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH AT END OF PERIOD                                          $             -   $             -  $              -
                                                               ===============   ===============  ================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $              -
     Income taxes                                              $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in lieu of debt                       $             -   $             -  $        215,741
     Common stock issued for services                          $     2,028,448   $             -  $      2,044,348

  The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      August 31, 2003 and February 28, 2003


NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended August 31, 2003 are not necessarily indicative of the results that August be expected for the year ending February 28, 2004.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $2,941,892 at August 31, 2003 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

              It is the intent of management to continue to work to develop rapid diagnostic testing technology, platforms, that will be used for the development and manufacturing of an array of rapid diagnostic tests. The initial tests that the company is proposing to develop include; West Nile Virus, Hepatitis B, HIV 1 and 2, Tuberculosis, Bubonic Plague, and the the four strains of Malaria. Until this occurs, the Company's management intends to provide the Company with sufficient working capital to cover its operating expenses. However, there is no assurance that the Company's plans will be successful or that the Company's management will continue to provide sufficient capital to cover the operating expenses of the Company.

NOTE 3 -      MATERIAL EVENTS

              Related Party Transactions
              --------------------------

              During the three months ended August 31, 2003, the former officers and directors of the Company forgave and assumed the $61,571 of the Company's debt. This amount has been recorded as a contribution of capital.

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

              Resignations
              ------------

              On June 16, 2003, the following occurred: (i) Daniel McCormick resigned as the President and director of the Company; (ii) George Farquhar (effective August 23, 2003) resigned as the Secretary, Chief Financial Officer and director of the Company; and (iii) Dennis McCormick resigned as director of the Company. None of the resignations were the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

              Stock Issuances
              ---------------

              On June 16, 2003, Drs. Seaman, Hemmes and Regan executed Employment and Asset Purchase Agreements (the "Agreements"). The purpose of the Agreements was to retain their management and technical services, including their intellectual property necessary to develop the Company's proposed medical testing products. Pursuant to the Agreements, the Company issued 9,000,000 shares of its common stock to Dr. Seaman, 4,000,000 shares of its common stock to Dr. Hemmes, and 2,000,000 shares of its common stock to Dr. Regan in exchange and certain intellectual property necessary to develop the Company's proposed products and processes. The value of the shares issued in exchange for the intellectual property were valued at $0.00 which represented predecessor cost.

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

              On July 24, 3003, the Company issued 5,450,000 shares of common stock for services to nine (9) individuals valued at the closing price on the date of issue or $0.38 per share. Total consideration value of the issuances was $2,071,000. The Company expensed $2,028,448 of the share value and allocated $42,552 to prepaid services which will be expensed ratably over a 12 month period.

              Note Payable
              ------------

              The Company received $13,000 from unrelated third parties during the quarter ended August 31, 2003. No terms on the notes have been established yet.

              2003 Stock Option Plan
              ----------------------

              On August 26, 2003, the Company adopted and approved the 2003 stock option plan. The plan is intended to help attract and retain the services of persons now performing services for the Company. The shares purchased under this plan cannot exceed in aggregate, 30% of the issued and outstanding common stock of the Company. The exercise price for each issuance will be determined by the Company.


NOTE 4 -      SUBSEQUENT EVENT

              On September 9, 2003, the Company approved the issuance of 100,000 options as payment for services. The options are exercisable at $0.65 per share.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended August 31, 2003.

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

FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2003.
-------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We had no cash or other current assets as at August 31, 2003, and no total assets as at August 31, 2003. Our total current liabilities were $56,222 at August 31, 2003, which was represented by accounts payable of $25,991, $17,191 in accrued expenses, $13,000 represented by a note payable and $40 in cash overdraft. At August 31, 2003, our liabilities exceeded our assets by $56,222.

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 1, 2001 through August 31, 2003 we have not realized any revenues. We hope to generate revenues in the next twelve months by actively pursuing our newly adopted business plan and by the eventual sale of our planned line of diagnostic testing products. However, we cannot guarantee that our products will be ready for sale or that we will earn any revenues within the next twelve months.

OPERATING EXPENSES. For the three months ended August 31, 2003, our total operating expenses were $2,084,629 compared to total expenses of $1,122 for the corresponding period in 2002. The expenses for the three months ended August 31, 2003 was represented by $24,000 in officer salaries, $2,028,448 in consulting fees and $32,181 in general and administrative expenses. This is in comparison to the same period ending August 31, 2002, where we had operating expenses of $1,122 which was represented solely by general and administrative expenses. The large increase in operating expenses is due to incurring officer salaries and consulting expenses, incurred as a result of operating under our new management and business plan.

For the three months ending August 31, 2003, we also had an interest expense of $41. Therefore our net loss was $2,084,670 for the three months ended August 31, 2003. This is in comparison to $450 in interest expenses for the three months ending August 31, 2002. For the corresponding period ending in 2002, our net loss was $1,572. Our net loss from operations from our inception of the development stage on March 1, 2001 through to August 31, 2003 was $2,129,291. However, our cumulative net loss from inception of the development stage on March 1, 2001 through August 31, 2003 was $1,952,835 which was due to a gain of $176,456 which we recognized on extinguishments of debt less interest expense of $189,223, and interest expense of $12,777.

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2003.
-----------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 1, 2001 through August 31, 2003, we have not realized any revenues.

OPERATING EXPENSES. For the six months ended August 31, 2003, our total operating expenses were $2,087,453 compared to total expenses of $4,377 for the corresponding period in 2002. The expenses for the six months ended August 31, 2003 was represented by $24,000 in officer salaries, $2,028,448 in consulting fees and $35,005 in general and administrative expenses. This is in comparison to the same period ending August 31, 2002, where we had operating expenses of $4,377 which was represented solely by general and administrative expenses. The large increase in operating expenses is due to incurring officer salaries and consulting expenses, incurred as a result of operating under our new management and business plan.

For the six months ending August 31, 2003, we also had an interest expense of $539. Therefore our net loss was $2,087,992 for the six months ended August 31, 2003. This is in comparison to $900 in interest expenses for the six months ending August 31, 2002, making our net loss for the corresponding period ending in 2002 a total of $5,277.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of August 31, 2003, we had no cash resources. We have not yet generated any revenues from operations. We plan on raising additional operating funds through the sale of our common stock. If we are not able to raise additional funds, we may arrange for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

Our plan of operation is materially dependent on our ability to continue the development of our proposed line of diagnostic tests and raise additional capital to market our products. We believe that we will need approximately $250,000 to continue to develop and then market our line of diagnostic testing products. Within the next twelve months, we hope to begin the manufacturing and marketing of our products. We must also enter into arrangements with manufacturers to manufacture our planned product line. Finally, we must raise additional working capital either through the sale of our common stock or through loans. There is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

Our inability to access the capital markets or obtain acceptable financing could harm our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed diagnostic testing development activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 15,000,000 shares of our common stock, which equals approximately 72.9% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

Over the next twelve months, we plan to continue with our ongoing research and development activities to develop our proposed line of diagnostic tests. Specifically, we are currently studying the development of rapid diagnostic tests for Hepatitis B, West Nile Virus and a test to establish successful vaccinations for small pox. Over the next twelve months, we do not anticipate that we will purchase or sell any significant equipment, but rather, utilize the facilities and equipment our scientific team currently has access to. In the event that we are able to begin manufacturing operations, then we may need to hire additional employees or independent contractors.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

Reference is made to our report on Form 8-K filed June 18, 2003, as referenced below in Item 6, reporting our reverse stock split and increase in authorized shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

Reference is made to our report on Form 8-K filed June 18, 2003, as referenced below in Item 6, reporting our name change, new CUSIP number and stock trading symbol, resignation of directors, appointment of new officers and directors, and employment/asset purchase agreements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A. ON JUNE 18, 2003, WE FILED A REPORT ON FORM 8-K FILED A REPORT CONTAINING THE INFORMATION BELOW:

ITEM 1. CHANGES IN CONTROL.
---------------------------

Concurrent with our name change on June 16, 2003, from Vitatonics Corp. to Rapid Bio Tests Corporation, Geoffrey V.F. Seaman, Ph.D. was appointed as our President, Chief Executive Officer and a director. Additionally, Paul Hemmes, Ph.D. was appointed as our Secretary, Treasurer, Chief Financial Officer and a director, and David H. Regan, M.D. was appointed as our Vice President of Medical Affairs and a director. Drs. Seaman, Hemmes and Regan also executed Employment and Asset Purchase Agreements dated June 16, 2003 (the "Asset Purchase and Employment Agreements"). The Agreements were attached to the Form 8-K filed on June 18, 2003 as Exhibits 2.1, 2.2, and 2.3.

ITEM 2. ACQUISITION OF ASSETS.
------------------------------

On June 16, 2003, we entered into Agreements with Dr. Geoffrey Seaman, Dr. Paul Hemmes, and Dr. David Regan to retain their management and technical services, including intellectual property necessary to develop our proposed medical testing products. Pursuant to these agreements, we were required to issue 21,000,000 shares of our common stock to Dr. Seaman, 6,000,000 shares of our common stock to Dr. Hemmes, and 3,000,000 shares of our common stock to Dr. Regan in exchange for their management services and certain intellectual property necessary to develop our proposed products and processes.

ITEM 5. OTHER EVENTS
--------------------

NAME CHANGE. On June 16, 2003, we effected a change in name from Vitatonics Corp. to Rapid Bio Tests Corporation. The name change became effective with the filing of a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State.

CHANGES IN SECURITIES.

REVERSE SPLIT. On June 16, 2003, we also effected a reverse split of our issued and outstanding common stock on a 1-for-250. Our Board of Directors authorized and approved a 1-for-250 reverse stock split of our issued and outstanding common stock. As a result of the stock split, each two hundred fifty (250) shares of our issued and outstanding common stock was decreased to one (1) fully paid and nonassessable share of common stock, $0.001 par value per share. Fractional shares were rounded upward. The reverse stock split reduced the number of shares of common stock outstanding from 28,546,972 shares as of April 24, 2003, to approximately 114,188 shares. The common stock will continue to be $0.001 par value.

INCREASE IN AUTHORIZED COMMON STOCK. By means of filing a Certificate of Amendment to our Articles of Incorporation on June 16, 2003, we effected an increase in the authorized number of shares of our $.001 par value common stock from 50,000,000 to 120,000,000 shares.

The name change, reverse split and increase in authorized shares of common stock were approved on April 25, 2003, by unanimous approval of our Board of Directors. In addition, shareholders holding a majority of our outstanding common stock approved those actions by written consent in lieu of a meeting on April 25, 2003, in accordance with the relevant sections of the Nevada Revised Statutes.

CHANGE OF SYMBOL AND CUSIP NUMBER. Concurrent with these changes, we have a new symbol and CUSIP Number. Our symbol changed from "VITN" to "RBIO," and our CUSIP Number has changed from 928488-10-5 to 753339-10-0.

ITEM 6. RESIGNATIONS OF DIRECTORS.
----------------------------------

On June 16, 2003, Daniel McCormick resigned as our President and director. The resignation is not the result of any disagreement with us on any matter relating to our operations, policies or practices. A copy of Mr. McCormick's resignation is filed as Exhibit 17.1 to the Form 8-K filed June 18, 2003. On June 16, 2003, George Farquhar resigned as our Secretary, Chief Financial Officer and director. The resignation is not the result of any disagreement with us on any matter relating to our operations, policies or practices. A copy of Mr. Farquhar's resignation is filed as Exhibit 17.2 to the Form 8-K filed June 18, 2003. On June 16, 2003, Dennis McCormick resigned as our director. The resignation is not the result of any disagreement with us on any matter relating to our operations, policies or practices. A copy of Mr. McCormick's resignation is filed as Exhibit
17.3 to the Form 8-K filed June 18, 2003.

B. ON JULY 31, 2003, WE FILED A REPORT ON FORM 8-K TO REPORT THE FOLLOWING:

ITEM 1. CHANGES IN CONTROL.
---------------------------

On July 28, 2003, our Board of Directors voted to approve a reduction in the number of shares issued to Drs. Seaman, Hemmes and Regan and executed Addenda to each of the Agreements, and those Addenda were executed on July 28, 2003. These Addenda are filed as exhibits to the report on Form 8-K filed July 31, 2003 as Exhibits 2.1, 2.2. and 2.3 respectively. We filed the initial Agreements attached to our report on Form 8-K which was filed on June 18, 2003; those Agreements are attached as Exhibits 2.1, 2.2 and 2.3 to that report.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 28, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

TITLE OF CLASS             NAME AND ADDRESS OF BENEFICIAL OWNER          AMOUNT AND NATURE OF BENEFICIAL      PERCENT OF CLASS
                                                                                      OWNER
-----------------------    ------------------------------------------    ---------------------------------    -----------------
Common Stock               Geoffrey V.F. Seaman, Ph.D.                           9,000,000 shares
                           5409 Ivy Street                                   chief executive officer,              43.8%
                           Springfield, OR 97478                                     director

Common Stock               Paul Hemmes, Ph.D.                                    4,000,000 shares                  19.5%
                           5409 Ivy Street                                 secretary, treasurer, chief
                           Springfield, OR 97478                           financial officer, director

Common Stock               David H. Regan., M.D.                                 2,000,000 shares                   9.7%
                           5409 Ivy Street                                  vice president of medical
                           Springfield, OR 97478                                affairs, director

Common Stock               Margaret Seaman                                      350,000 shares(1)                   1.7%
                           5409 Ivy Street                                    independent contractor
                           Springfield, OR 97478

Common Stock               Cathy Shackleton                                      1,300,000 shares                   6.3%
                           5409 Ivy Street                                          consultant
                           Springfield, OR 97478


Common Stock               All directors and named executive                   15,350,000 shares(2)                74.6%
                           officers as a group

(1) Stock holdings reflect totals after giving effect to the Addendum to each individual's Asset Purchase and Employment Agreement reducing the number issued. These Addenda are filed as exhibits to the report on Form 8-K filed July 31, 2003. The original Asset Purchase and Employment Agreements were filed as exhibits to our report on Form 8-K filed on June 18, 2003. (2) Margaret Seaman is the spouse of Geoffrey Seaman, therefore each beneficially owns 9,350,000 shares of our common stock, or 45.5% of the total issued and outstanding.
(3) Issued on July 23, 2003 pursuant to consultant and independent contractor agreements executed with Ms. Shackleton and Ms. Seaman, which are filed as exhibits 4.4 and 4.6 respectively to our Registration Statement on Form S-8 filed July 3, 2003. (4) This total represents the aggregate beneficial ownership of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

SUBSEQUENT REPORTS: Subsequent to the reporting period covered by this report we filed the following current reports on Form 8-Ks:

A. On September 3, 2003 we filed a current report on Form 8-K attaching as
Exhibit 99, a press release announcing our new President, Dr. Thomas F. Zimmerman, III.

B. On October 10, 2003, we filed a current report on Form 8-K attaching as
Exhibit 99, a press release announcing a letter of intent entered in to with Dr. Michael Huchital to purchase by way of a formal Asset Purchase Agreement, all rights, interests and title to a portfolio of diagnostic tests, developed or partially developed, under development and tests under study and research.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Rapid Bio Tests Corporation,
                                             a Nevada corporation



October 20, 2003                    By:      /s/  Thomas F. Zimmerman
                                             ---------------------------------
                                             Thomas F. Zimmerman, III
                                    Its:     President, Director

CERTIFICATIONS
--------------

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


Date: October 20, 2003

/s/ Geoffrey V.F. Seaman
------------------------
Geoffrey V.F. Seaman
Chief Executive Officer

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

Date: October 20, 2003


/s/ Paul R. Hemmes
----------------------
Paul R. Hemmes
Chief Financial Officer