Form 10QSB
period 2003-11-30
RAPID BIO TESTS CORP
filed 2004-01-14
CIK 1121459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934 For the transition period from                 to
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 30, 2003 there were 20,584,214 shares of the issuer's $.001 par value common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS






                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     November 30, 2003 and February 28, 2003

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS
                                     ------

                                                                              November 30,         February 28,
                                                                                  2003                 2003
                                                                           -----------------     -----------------
                                                                               (Unaudited)

CURRENT ASSETS

   Cash                                                                    $             668     $               -
                                                                           -----------------     -----------------

     Total Current Assets                                                                  -                     -
                                                                           -----------------     -----------------

     TOTAL ASSETS                                                          $             668     $               -
                                                                           =================     =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                                        $          25,540    $           12,308
   Accounts payable - related parties                                                  2,011                40,941
   Accrued expenses                                                                   38,380                 5,000
   Note payable (Note 3)                                                              13,000                     -
                                                                           -----------------    ------------------

     Total Current Liabilities                                                        78,931                58,249
                                                                           -----------------    ------------------

     Total Liabilities                                                                78,931                58,249
                                                                           -----------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     120,000,000 shares; 20,584,214 and 114,214
     shares issued and outstanding, respectively                                      20,584                   114
   Additional paid-in capital                                                      2,917,638               795,537
   Prepaid services (Note 3)                                                         (30,677)                    -
   Deficit accumulated prior to the development stage                               (989,057)             (989,057)
   Retained earnings (deficit accumulated during the development stage)           (1,996,751)              135,157
                                                                           ------------------    -----------------

     Total Stockholders' Equity (Deficit)                                            (78,263)              (58,249)
                                                                           -----------------    ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $             668    $                -
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

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                        From
                                                                                                      Inception
                                                                                                       Of the
                                                                                                     Development
                                                                                                      Stage on
                                                                                                       March 1
                             For the Three Months Ended             For the Nine Months Ended       2001 through
                                      November 30,                        November 30,              November 30,
                           ----------------------------------  ---------------------------------  ----------------
                                  2003             2002              2003             2002              2003
                           ----------------  ----------------  ---------------   ---------------  ----------------
REVENUES                   $              -  $              -  $             -   $             -  $              -
                           ----------------  ----------------  ---------------   ---------------  ----------------

EXPENSES

     Officer salaries                18,000                 -           42,000                 -            42,000
     Consulting fees                 12,875                 -        2,041,323                 -         2,041,323
     General and administrative      12,911             1,233           47,916             5,610            89,754
                           ----------------  ----------------  ---------------   ---------------  ----------------

Total Expenses                       43,786             1,233        2,131,239             5,610         2,173,077
                           ----------------  ----------------  ---------------   ---------------  ----------------

LOSS FROM OPERATIONS                (43,786)           (1,233)      (2,131,239)           (5,610)       (2,173,077)
                           ----------------  ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

     Gain on extinguishments of
      debt                                -                 -                -                 -           189,233
     Interest expense                  (130)           (1,832)            (669)           (2,732)          (12,907)
                           ----------------  ----------------  ---------------   ---------------  ----------------

     Total Other Income
     (Expense)                         (130)           (1,832)            (669)           (2,732)          176,326
                           ----------------  ----------------  ---------------   ---------------  ----------------

INCOME (LOSS) BEFORE
 INCOME TAXES                       (43,916)           (3,065)      (2,131,908)           (8,342)       (1,996,751)

     Income taxes                         -                 -                -                 -                 -
                           ----------------  ----------------  ---------------   ---------------  ----------------

NET (LOSS)                 $        (43,916) $         (3,065) $    (2,131,908)  $        (8,342) $     (1,996,751)
                           ================  ================  ===============   ===============  ================

BASIC LOSS PER SHARE:      $          (0.00) $          (0.00) $         (0.12)  $         (0.00)
                           ================  ================  ===============   ===============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                     20,568,170           114,188       17,407,467           114,188
                           ================  ================  ================= ===============




The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                       Deficit         Deficit
                                                                                                      Accumulated    Accumulated
                                                           Common                   Additional       Prior to the     During the
                                             ---------------------------------        Paid-in         Development    Development
                                                  Shares            Amount            Capital           Stage            Stage
                                             ----------------  ---------------   ----------------  ---------------  ---------------
Balance, February 28, 2001                             39,614  $            39   $        563,971  $      (989,057) $             -

Common stock issued in satisfaction
 of debt at $0.123 per share,
 December 17, 2001                                      7,000                7            214,734                -                -

Common stock issued in satisfaction
 of debt at $0.001 per share,
 January 28, 2002                                       4,000                4                996                -                -

Common stock issued for services
 at $0.001 per share,
 February 1, 2002                                      63,600               64             15,836                -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -                -           90,714
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2002                            114,214              114            795,537         (989,057)          90,714

Net income for the year ended
 February 28, 2003                                          -                -                  -                -           44,443
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2003                           114, 214              114            795,537         (989,057)         135,157

Common stock issued for assets at
  predecessor cost of $0.00 per share
  on June 19, 2003 (unaudited)                     15,000,000           15,000            (15,000)               -                -

Common stock issued for consulting
  services at $0.38 per share on
  July 24, 2003 (unaudited)                         5,450,000            5,450          2,065,550                -                -

Assumption and forgiveness of debt
  by related parties (unaudited)                            -                -             61,571                -                -

Common stock issued for cash
  at $0.50 per share on
  November 12, 2003 (unaudited)                        20,000               20              9,980                -                -

Net loss for the nine months ended
 November 30, 2003 (unaudited)                              -                -                  -                -       (2,131,908)
                                             ----------------  ---------------   ----------------   --------------  ----------------
Balance, November 30, 2003 (unaudited)             20,584,214  $        20,584   $      2,917,638   $     (989,057) $    (1,996,751)
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

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         From
                                                                                                       Inception
                                                                                                        Of the
                                                                                                      Development
                                                                                                       Stage on
                                                                                                       March 1,
                                                                    For the Nine Months Ended        2001 through
                                                                          November 30,               November 30,
                                                               ----------------------------------  -----------------
                                                                     2003              2002              2003
                                                               -----------------  ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $    (2,131,908)  $       (8,342)   $    (1,996,751)
   Adjustments to reconcile loss from operations
    to net cash used by operating activities:
     Gain on extinguishments of debt                                         -                 -          (189,233)
     Common stock issued for services                                2,040,323                 -         2,056,223
   Changes in assets and liabilities:
     Increase in accrued interest                                          171             1,350            10,518
     Increase in accounts payable and
      accounts payable - related parties                                35,873             6,992            58,702
     Increase in accrued expenses                                       33,209                 -            38,209
                                                               ---------------   ---------------  ----------------

       Net Cash Used by Operating Activities                           (22,332)                -           (22,332)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from loan                                                 13,000                 -            13,000
     Common Stock issued for cash                                       10,000                 -            10,000
                                                               ---------------   ---------------  ----------------

       Net cash provided by financing activities                        23,000                 -            23,000
                                                               ---------------   ---------------  ----------------


NET INCREASE (DECREASE) IN CASH                                            668                 -               668

CASH AT BEGINNING OF PERIOD                                                  -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH AT END OF PERIOD                                          $           668   $             -  $            668
                                                               ===============   ===============  ================




The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                       From
                                                                                                     Inception
                                                                                                      Of the
                                                                                                    Development
                                                                                                     Stage on
                                                                                                      March 1,
                                                                    For the Nine Months Ended      2001 through
                                                                          November 30,              November 30,
                                                               ---------------------------------- ----------------
                                                                    2003              2002             2003
                                                               ---------------   ---------------- ----------------
SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $              -
     Income taxes                                              $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in lieu of debt                       $             -   $             -  $        215,741
     Common stock issued for services                          $     2,040,323   $             -  $      2,056,223








The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     November 30, 2003 and February 28, 2003


   NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended November 30, 2003 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

   NOTE 2 -   GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $2,985,808 at November 30, 2003 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

              It is the intent of management to continue to work to develop rapid diagnostic testing technology platforms that will be used for the development and manufacturing of an array of rapid diagnostic tests. The initial tests that the Company is proposing to develop include; West Nile Virus, Hepatitis B, HIV 1 and 2, Tuberculosis, Bubonic Plague, and the four strains of Malaria. Until this occurs, the Company's management intends to provide the Company with sufficient working capital to cover its operating expenses. However, there is no assurance that the Company's plans will be successful or that the Company's management will continue to provide sufficient capital to cover the operating expenses of the Company.

   NOTE 3 -   MATERIAL EVENTS

              Related Party Transactions
              ---------------------------

              During the nine months ended November 30, 2003, the former officers and directors of the Company forgave the $61,571 of the Company's debt. This amount has been recorded as a contribution of capital.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     November 30, 2003 and February 28, 2003


   NOTE 3 -   MATERIAL EVENTS (Continued)

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

              Increase in Authorized Common Stock
              -----------------------------------

              On June 12, 2003, the Company filed an Amendment to its Articles of Incorporation, which increased its authorized number of shares of its $0.001 par value common stock from 50,000,000 to 120,000,000.

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

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     November 30, 2003 and February 28, 2003


NOTE 3 -      MATERIAL EVENTS (Continued)

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

              Stock Issuances
              ---------------

              On June 16, 2003, Dr. Seaman, Hemmes and Regan executed Employment and Asset Purchase Agreements (the "Agreements"). The purpose of the Agreements was to retain their management and technical services, including their intellectual property necessary to develop the Company's proposed medical testing products. Pursuant to the Agreements, the Company issued 9,000,000 shares of its common stock to Dr. Seaman, 4,000,000 shares of its common stock to Dr. Hemmes, and 2,000,000 shares of its common stock to Dr. Regan in exchange for certain intellectual property necessary to develop the Company's proposed products and processes. The value of the shares issued in exchange for the intellectual property were valued at $0.00 which represented predecessor cost.

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

              On July 24, 2003, the Company issued 5,450,000 shares of common stock for services to nine (9) individuals valued at the closing price on the date of issue or $0.38 per share. Total consideration value of the issuances was $2,071,000. The Company expensed $2,028,448 of the share value and allocated $42,552 to prepaid services which will be expensed ratably over a 12 month period.

              On November 12, 2003, the Company issued 20,000 shares of common stock for cash to one individual at $0.50 per share.

              Note Payable
              ------------

              The Company received $13,000 from unrelated third parties during the quarter ended November 30, 2003. No terms on the notes have been established yet.

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


              Stock Options
              -------------

              On September 9, 2003, the Company approved the issuance of 100,000 options as payment for services. The options are exercisable at $0.65 per share. These options were subsequently cancelled by the Board of Directors.

ITEM 2.  PLAN OF OPERATION

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended November 30, 2003.

OUR BUSINESS. With the assistance of our management team which joined us last year, we intend to develop, manufacture and market a series of rapid, sensitive, accurate and reliable diagnostic tests that can be used to detect a variety of human diseases and conditions, and which have utility in a variety of veterinary and agricultural products. We believe that diagnostic tests are necessary to respond to epidemics, bio-terrorism attacks and simply to cut the current high cost of diagnostics for general health care.

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

LIQUIDITY AND CAPITAL RESOURCES. We had $668 in cash as at November 30, 2003, and $668 in total assets as at November 30, 2003. Our total current liabilities were $78,931 at November 30, 2003, which was represented by accounts payable of $25,540, along with $2,011 in accounts payable to related parties, $38,380 in accrued expenses and $13,000 represented by a note payable. At November 30, 2003, our liabilities exceeded our assets by $78,263.

FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2003.

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 1, 2001 through November 30, 2003, we have not realized any revenues. We hope to generate revenues in the next twelve months by actively pursuing our newly adopted business plan and by the eventual sale of our planned line of diagnostic testing products. However, we cannot guarantee that our products will be ready for sale or that we will earn any revenues within the next twelve months.

OPERATING EXPENSES. For the three months ended November 30, 2003, our total operating expenses were $43,786 compared to total expenses of $1,233 for the corresponding period in 2002. The expenses for the three months ended November 30, 2003 was represented by $18,000 in officer salaries, $12,875 in consulting fees and $12,911 in general and administrative expenses. This is in comparison to the same period ending November 30, 2002, where we had operating expenses of $1,233 which was represented solely by general and administrative expenses. The large increase in operating expenses is due to incurring officer salaries and consulting expenses, incurred as a result of operating under our new management and business plan.

For the three months ending November 30, 2003, we also had an interest expense of $130. Therefore our net loss was $43,916 for the three months ended November 30, 2003. This is in comparison to $1,832 in interest expenses for the three months ending November 30, 2002. For the corresponding period ending in 2002, our net loss was $3,065.

March 1, 2001 through November 30, 2003 was $2,173,077. However, our cumulative net loss from inception of the development stage on March 1, 2001 through November 30, 2003 was $1,996,751 which was due to a gain of $189,233 which we recognized on extinguishments of debt less interest expense of $12,907.

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2003.
--------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended November 30, 2003, we have not realized any revenues.

OPERATING EXPENSES. For the nine months ended November 30, 2003, our total operating expenses were $2,131,239 compared to total expenses of $5,610 for the corresponding period in 2002. The expenses for the nine months ended November 30, 2003 was represented by $42,000 in officer salaries, $2,041,323 in consulting fees and $47,916 in general and administrative expenses. This is in comparison to the same period ending November 31, 2002, where we had operating expenses of $5,610 which was represented solely by general and administrative expenses. The large increase in operating expenses is due to incurring officer salaries and consulting expenses, incurred as a result of operating under our new management and business plan.

For the nine months ending November 30, 2003, we also had an interest expense of $669. Therefore our net loss was $2,131,908 for the nine months ended November 30, 2003. This is in comparison to $2,732 in interest expenses for the nine months ending August 31, 2002, making our net loss for the corresponding period ending in 2002 a total of $8,342.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of November 30, 2003, we had no cash resources. We have not yet generated any revenues from operations. We plan on raising additional operating funds through the sale of our common stock. If we are not able to raise additional funds, we may arrange for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

We have been developing a test that our management believes will be able to detect the presence of Bovine Spongiform Encephalopathy or Mad Cow Disease
(BSE). While the test is not currently in production or ready for market, we believe that our test to detect BSE is nearing final development, after which we plan to begin testing a prototype. Such a test would then be submitted to the FDA, whose approval would be required before the test could be commercially marketed and put in use. Our management estimates that the costs of development work for the completion of one rapid sensitive test on live animals for indicators of BSE, plus initial work on ways to block the disease would total approximately $700,000. While we do not currently have the financial resources to complete this development, we plan to seek such funding if our feasibility tests indicate the viability for commercial development and production of the diagnostic test. Our management team has an extensive track record in developing similar diagnostic tests for neurological problems, which we believe will facilitate the launch of our proposed BSE tests and treatments.

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

Over the next twelve months, we plan to continue with our ongoing research and development activities to develop our proposed line of diagnostic tests. Specifically, we are currently studying the development of rapid diagnostic tests for Bovine Spongiform Encephalopathy, Hepatitis B, West Nile Virus and a test to establish successful vaccinations for small pox. Over the next twelve months, we do not anticipate that we will purchase or sell any significant equipment, but rather, utilize the facilities and equipment our scientific team currently has access to. In the event that we are able to begin manufacturing operations, then we may need to hire additional employees or independent contractors.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

Subsequent to the reporting period covered by the form on this report, on January 12, 2004 we filed a report on form 8-K containing Item 5 - Other events, attaching our press release dated January 9, 2004 announcing that we have been conducting feasibility studies related to a test for Bovine Spongiform Encephalopathy, commonly know n as Mad Cow Disease. A copy of the press release was attached to that Form 8-K as Exhibit 99.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K

On November 17, 2003, we filed a report on Form 8-K to report the following under Item 6. - Resignations of Registrant's Directors to report that on November 8, 2003, Thomas F. Zimmerman III tendered his resignation as our President and one of our directors. The resignation is not the result of any disagreement with the registrant on any matter relating our operations, policies or practices. A copy of Dr. Zimmerman's resignation was filed as Exhibit 17.1 to this Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Rapid Bio Tests Corporation,
                                             a Nevada corporation



January 14, 2004           By:        /s/    Geoffrey V.F. Seaman
                                      ------------------------------------------
                                             Geoffrey V.F. Seaman
                                      Its:   Chief Executive Officer, Director