Form 10KSB
period 2004-02-29
RAPID BIO TESTS CORP
filed 2004-06-15
CIK 1121459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2004
                                  -----------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                          ---------------  -----------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $0. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of June 14, 2004, approximately $1,446,843.

As of February 29, 2004, there were 20,584,214 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                        ( )    Yes           (X)   No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

OUR BUSINESS. Our corporate history contains several mergers and reincorporations. We were originally organized under the laws of the State of Nevada on June 18, 1990 using the name CCC-Huntor Associates, Inc. and reincorporated in Texas using the name Aster Buzbuilders, Inc. in June 1995 and entered into a Plan of Reorganization and Merger dated May 14, 1996 to acquire all the capital stock of Vitatonics Corp., a Nevada corporation which had been incorporated on February 21, 1995 using the name Fitonics Corporation; Fitonics Corporation changed its name to Vitatonics Corp. on March 10, 1995. Under the Plan of Reorganization and Merger, Vitatonics Corp. became a wholly-owned subsidiary of Aster Buzbuilders, Inc. which, in turn, issued 6,000,000 shares of its common stock to the shareholders of Vitatonics Corp., which then dissolved. This reorganization was accounted for as a recapitalization of Vitatonics Corp. for accounting purposes because its shareholders controlled the company after the merger.

From December, 1997 through June 2003 we were essentially inactive until we were joined by our current management, at which time we took the corporate name Rapid Bio Tests Corporation. In June 2003, we entered into employment and share purchase agreements with Dr. Geoffrey Seaman, Dr. Paul Hemmes, and Dr. David Regan in order to retain their management and technical services and to purchase the intellectual property necessary to develop our proposed medical testing products. Pursuant to these agreements, we issued 15,000,000 shares of our common stock to them, and with their assistance, we intend to develop, manufacture and market a series of rapid, sensitive, accurate and reliable diagnostic tests that can be used to detect a variety of human diseases and conditions, and which have utility in a variety of veterinary and agricultural products. We believe that diagnostic tests are necessary to respond to epidemics, bio-terrorism attacks and simply to cut the current high cost of diagnostics for general health care.

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

OUR PROPOSED PRODUCTS. We intend to develop and bring to the market place a series of diagnostic tests for various diseases and conditions using a latex-based technology that is novel and proprietary. We plan to make use of technology that is protected by existing patent applications and our management believes that the key steps in the process are virtually impossible to reverse engineer. Our current management has agreed to take the necessary steps to ensure that all intellectual property necessary to conduct such tests, including patents, is transferred to us. Our management believes that such rapid latex-based diagnostic tests represent an effective, simple, inexpensive and versatile analysis method, which is robust, technically mature and usable in the field. Our management believes that broad applications for this type of testing technology include identification of infectious diseases originating from epidemics, acts of terrorism or individual cases at point- of- care facilities. Our management anticipates that the latex technology platform is also broadly applicable in the medical, veterinary, agricultural and water diagnostic test markets. Our management believes that rapid latex tests have major advantages over many other diagnostic test approaches in speed and costs. In the estimation of our management, such test technology will translate to less expensive delivery of health care, not only to the American public and other developed nations, but also in developing nations. Because rapid latex diagnostic tests do not require laboratory facilities or electrical power, our management believes these types of tests are ideally suited for field-testing or use by first responders or various emergency personnel.

We believe that an appropriate combination of the technology inventions, identification of ideal target markets, coupled with the basic capabilities of the principals will enable us to achieve our objectives and rapidly reduce the latex technology platforms to practice, allowing us to proceed to commercialization and sale of our products.

BACKGROUND TO DIAGNOSTIC TEST TECHNOLOGY. Our management has provided the following description of medical diagnostic test technologies: diagnostic tests (qualitative, yes/no results) and assays (quantitative results) are typically based upon the very specific interaction of antigen (Ag) with antibody (Ab). There are a variety of systems that can be used to amplify or measure Ag-Ab systems. An important approach is the use of microspheres or particles as carriers of the antigen and/or antibody. An assortment of microspheres or particles may be used including polymer microspheres (principally polystyrene based), colloidal gold, silica and carbon particles as well as various other inorganic materials such as alumina and bentonite. There is a wide selection of existing ways to use particles in diagnostic tests from relatively simple latex agglutination tests (LAT's) to DNA probe assays. A critical issue is time to obtain a test result, which necessitates the use of rapid methods. Manual rapid-test methods include enzyme-linked immunosorbent assays (ELISA's) and enzyme-linked hybridization tests. Fully automated systems include instrumentation to perform either immunoassays or polymerase chain reaction
(PCR) methodologies.

Our management believes that we have at our disposal several rapid diagnostic test technology platforms. These technologies have a number of characteristics in common but also several differences that we believe makes one technology more suitable than another for particular tests. Our management's analysis of the various diagnostic test opportunities indicate that there are appreciable differences in market sizes and approaches needed to bring products to the market place. We have analyzed the technological feasibility of developing and then commercially producing a range of diagnostic tests in order to prioritize which tests we would focus on developing and readying for manufacture. A variety of factors come into play in this analysis, which include proprietary position; competitive environment - for example, about 140 companies have entered the pregnancy test market segment, making it crowded and unattractive for additional companies; technical hurdles - how difficult, for example, is one able to make a low cost, robust device easily and rapidly; what regulatory issues are there and whether there are any patent issues to be sorted out. Other factors that we considered were whether there was a substantial market for the product and whether it could be produced at a price that is competitive in all geographic market areas where introduction of the test is planned. We also considered whether this approach leads to an adequate return on investment for our shareholders.

We have included a brief description of the technologies that we believe are available to us; this description was prepared by our management and includes their estimates on the complexity, the technical hurdles to be overcome, the market attractiveness and probable time to market.

OUR DIAGNOSTIC TECHNOLOGY TEST/ASSAY PLATFORMS.

1. DYE TRANSDUCTION OF ANTIGEN-ANTIBODY BINDING EVENTS. This technology invention is based on the intrinsic properties of highly charged polymer microspheres, which have been dyed with dyes sensitive to changes in pH. Either an antigen or an antibody is absorbed to the dyed latex so that in the presence of an appropriate antigen (Ag) or antibody (Ab), a specific Ag-Ab interaction will occur. Changes in local or surface environment of the antibody or antigen coated (activated) dyed latex microspheres typically will occur very rapidly during the antigen-antibody reaction. The Ab-Ag interaction will be detected as a result of the change in pH at the surface of the polymer microspheres produced by the change in surface charge of the latex particles. The latex dye will be selected so that it will undergo a color change over the range of surface pH change generated by the Ag-Ab reaction. Thus, a positive test result will produce an instantaneous change in indicator dye color by translating the Ag-Ab reaction into a clearly visible result. The method uses only one interfacial adsorption or coupling step for either an Ag or Ab and does not require complex intermediate enzyme conjugates or substrates as is needed for enzyme-linked immunosorbent assays (ELISA's). We believe that this latex format offers a genuine one-step test, which with use of dry latex reagents will enable long-term shelf life (2 years) for the diagnostic devices or products. The active dry reagent will be attached to a membrane in a cassette or put on a dipstick to complete the diagnostic test device. We believe that this technology is relatively free of research and development problems and is generally applicable to infectious disease testing. It can also be read by untrained personnel and is robust and able to withstand adverse environmental conditions that might be met in emergency situations or in the field. Time to market is estimated to be 6-8 months, given adequate funding to move forward with development.

2. SLIDE-TYPE RAPID LATEX AGGLUTINATION TESTS. A favorite solid support is polystyrene in the form of micron or submicron sized microspheres. Ab or Ag can be physically adsorbed or covalently coupled to the microspheres. These "sensitized" microspheres then act to amplify the Ag-Ab reaction that takes place when they are mixed with a sample containing the opposite reactant. Rapid latex agglutination tests (LAT's) were first developed more than forty years ago and have been optimized to achieve rapid microsphere aggregation kinetics, about 3 minutes for the appearance of unequivocal visual microaggregates, which are easily detected by the naked eye and unambiguous to read for even relatively unskilled observers. LAT's have universal applicability and have been developed for hundreds of diseases and conditions. Dyed microspheres and mixtures of different colored microspheres add to the scope of the tests. Slide sensitivity is estimated to be about 10 picomolar for 1-micron diameter microspheres. Sensitivity has always been a problem and without some amplification step, this technology may have limited potential. However, the device is very inexpensive and is widely used in developing nations. Almost every diagnostic test can be produced in a LAT format. Estimated time to product manufacturing is about 5 to 6 months, given adequate funding to move forward with development.

3. LIGHT SCATTERING ASSAYS USING MICROSPHERES. Quantitative agglutination assays have been developed for latex microspheres using spectrophotometers or nephelometers. These microsphere assays are very sensitive, since the change in scattered light intensity is highest at the very beginning of agglutination or at the lowest concentration of the antibody or antigen to be measured. Microspheres scatter best if they have diameters that are about equal to the wavelength of light being scattered. Optimized turbidimetric assays are estimated to be at least ten times more sensitive than a typical one-micron diameter microsphere used in a LAT test. This technology requires the use of instruments that can be battery operated and can be relatively inexpensive. A skilled technician is needed to measure and interpret the results. The approach is applicable to any Ab-Ag reaction. We estimate that the time to manufacture is about six months, given adequate funding.

4. VISUAL LIGHT SCATTERING TRANSITION (CLEAR TO CLOUDY). Suspensions of latex microspheres smaller in diameter than the wavelength of light do not scatter light and thus provide a clear suspension. If these microspheres are coated with an antigen or antibody, exposure of the antibody coated latex to the appropriate antigen will result in agglutination of the microspheres, which when the aggregates reach a size greater than the wavelength of light will result in scattering of light and the suspensions will change from clear to cloudy. This is a readily observable end point and we believe that this can be used as a broadly based test for a variety of diseases and conditions. While the system is sensitive, it requires a relatively large sample size and cannot be used to test materials that are only available in small volume. Estimated time to prototypes for evaluation is about 4 months, given adequate funding.

5. IMMUNOCHROMATOGRAPHY (LATERAL FLOW) TESTS. We have acquired a state-of-the-art enzyme amplified immunochromatography (EAIC) proprietary technology platform and device that we believe enables us to develop user friendly, rapid, accurate and reliable diagnostic strip tests at moderate cost for the diagnosis of specific diseases and conditions. These tests are designed for use by the layperson. The EAIC technology platform and device provides positive/negative test results in less than three minutes. We have completed preparation of a detailed patent application for the EAIC technology for submission to the US Patent and Trademark Office. However, we estimate that the research and development needed to create variations of this technology platform requires substantial effort. Sample flow along the strip is subject to a number of variables that are difficult to control. There are a variety of patents that have been issued in the immunochromatography field and a number of major diagnostic companies have developed immunochromatography tests. Estimated time to the prototype stage is at least one year, again, given sufficient funding to proceed with this development.

6. FILTER SEPARATION AGGLUTINATION TESTS AND ASSAYS. This diagnostic method uses dyed microspheres that are small enough to pass through a filter or membrane as singlets, but if the microspheres are clumped or agglutinated, they will be trapped on the surface of the filter and not pass through it and will impart a color to the filter. Various tests have been developed using this principle including the Hybritech (ICON) and Abbott (Test Pack). In the estimation of our management, the test is not particularly sensitive and involves more than one step; however, the technology can be developed to the prototype stage in 8 to 10 months, if adequate development funds become available.

7. MEASUREMENT OF ELECTROPHORETIC MOBILITY OF POLYMER MICROSPHERES COATED WITH ANTIGENS AS THEY INTERACT WITH THE APPROPRIATE ANTIBODY. Quantities of microspheres used for electrophoretic measurements can be very small since a dilute suspension (about 0.1 percent) is used in the equipment. An important feature of colloidal (small) particles or microspheres that controls their behavior is their surface charge. Many bacterial antigens are highly charged bacterial polysaccharides, which are adsorbed to microsphere carrier particles in rapid diagnostic tests. Treatment of these antigen-carrying microspheres with antisera will result in a rapid unequivocal drop in the electrophoretic mobility of the microspheres when in contact with an appropriate specific antibody. In addition, analytical particle electrophoresis may be used for quality assurance and process control during manufacturing of reagents for diagnostic test kits. Electrophoresis equipment is available in manual, semi-automated and fully automated versions. We estimate that diagnostic tests could be available for electrophoretic studies in less than four months. Our management believes that the method is universally applicable since all biological cells and microorganisms carry a surface charge that can be measured. The technique is extremely sensitive and specific requiring only a very small sample for testing, however, considerable skill would be required for the operation and interpretation of results obtained by analytical particle electrophoresis.

OUR SUPPLIERS. We believe that the active ingredients needed to produce our proposed diagnostic test products will be readily available through several manufacturers, domestically and internationally. We will expect to have a variety of suppliers as we enter various international markets and, should we be able to begin commercial production of our products, we anticipate we will be able to determine the most efficient and cost effective manufacturing source. We do not have a written agreement with any suppliers, however, we believe we would be able to obtain the materials and ingredients that would be needed to produce our diagnostic test kits from other sources.

OUR CHANNELS OF DISTRIBUTION. We do not currently produce or distribute our products for sale; however, once we are able to commence commercial production, we plan to outsource the manufacturing and distribution operations to those with proven capabilities in these areas.

MANUFACTURING. We have not yet identified a manufacturer to produce our proposed diagnostic test kits.

OUR INTELLECTUAL PROPERTY. Our success depends in part upon our ability to preserve our current intellectual property rights and those we may acquire in the future. Our success will also depend in part on our ability to operate without infringing the proprietary rights of other parties.

PATENTS. Although we believe that the subject matter covered by our patents and pending patent applications has been developed independently and does not infringe on the patents of others, there can be no assurance that the technology does not and will not infringe on the patents of others. In the event of infringement, we could, under certain circumstances, be required to modify our infringing product or process or obtain a license. There can be no assurance that we would be able to do either of those things in a timely manner or at all, and failure to do so could harm us and our business. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce a patent infringement or proprietary rights violation action or to defend itself against such actions brought by others. If any of the products or processes we have developed infringe upon the patent or proprietary rights of others, we could, under certain circumstances, be enjoined or become liable for damages, which would harm our business.

MARKET POTENTIAL. Our products will be targeted to entities and institutions having a requirement for diagnostic test kits capable of detecting Hepatitis B virus, Bubonic Plague,Mad Cow Disease, Rabies Virus, West Nile Virus, Malaria and Whooping Cough, such as hospitals, medical offices and practitioners, government and other institutional entities.

WORLDWIDE EXISTING AND EMERGING INFECTIOUS DISEASES. We believe that there are six major factors are contributing to disease emergence and reemergence: 1) changes in human demographics and behavior, 2) advances in technology and changes in industry practices, 3) economic development and changes in land use patterns, 4) dramatic increases in volume and speed of international travel and commerce - not only of people but of animals, foodstuffs and other commodities,
5) microbial adaptation and change (a factor that makes infectious diseases unique and particularly challenging), and 6) breakdown of public health capacity required to handle infectious diseases at the local, state, national and global levels. In most cases, we believe that more than one of these factors underlies the emergence or reemergence of an individual disease or condition.

In addition, we believe that the global nature of a disease always needs to be considered. Before 1999, West Nile Virus had not been found in the Western Hemisphere, though it was a well-recognized cause of disease in Africa, Europe and the Middle East. We believe that recent experience reinforces the need to address not only surveillance of and capacity to respond to vector-borne diseases, but also the importance of research on infectious diseases that exist in other parts of the world. Our management is of the opinion that the West Nile encephalitis outbreak highlights the necessity of developing public health laboratory capacity. The West Nile Virus outbreak also provides a reminder that we also need to consider the possibility that a complex infectious disease outbreak may result from bioterrorism. We believe that preparing for this possibility will strengthen the national and global ability to address emerging and reemerging infections, and that our country's intelligence community has acknowledged that infectious diseases represent a threat to national security. In published statements, the leaders of the Group of Eight Industrialized Nations have made a commitment to substantially reduce the global burden of HIV infection, tuberculosis and malaria by 2010.

Various bodily fluids including, plasma, serum, urine, saliva and tears have been used for tests and assays. The most popular test sample is blood or blood components. Blood cells are usually removed by microfiltration or passage through a small pore size membrane, though it is generally acknowledged that blood taken from donors is never sterile. Bacteria are always circulating in the blood. Therefore, assays or tests need to be performed within two hours of taking a sample, otherwise significant degradation of the specimen can occur, even when so-called preservatives have been added to the sample. The basic performance parameters of diagnostic tests are sensitivity, specificity and predictive values. Sensitivity is the percentage of individuals correctly identified by test as not having the disease. Diseased individuals that have a negative test are classified as false negatives and normal individuals who have a positive test result are classified as false positives. Thus, our management believes that the key properties to be met by all detection devices are adequate sensitivity, specificity, reproducibility, robustness and time to obtain a result.

A survey of the literature by our management indicates there are potentially very large markets for hepatitis B and C, human immunodeficiency virus (HIV), the four strains of malaria and tuberculosis. In addition, we estimate that there are several smaller niche markets in which there is currently relatively little competition, an example being rapid rabies testing. As of March 2002, the Centers for Disease Control and Prevention (CDC) reported 431,924 individuals living with HIV or AIDS in the United States. The only rapid HIV test to obtain FDA approval is an HIV-I antibody test, a point-of-care test produced by OraSure Technologies, Inc. of Bethlehem, PA. In addition, we believe that Hepatitis B virus remains one of the most lethal infectious diseases in the world, ranking among the ten most common causes of death worldwide. A hepatitis B virus vaccine is available and we believe that it is important to identify those with hepatitis B and those at risk. According to published information, it is estimated that there are more than 3 million cases of hepatitis B in the US with much higher incidences worldwide, and that half of the children in China are born with hepatitis B infection. In addition, TB is very infectious and continuing to spread, cases of bubonic plague continue to increase in the US, and Hepatitis C is another serious disease with life threatening consequences.

Our virtual company approach utilizing extensive outsourcing eliminates the heavy costs of equipment purchases, set up of manufacturing and running a stable of professionals involved in test device research and development.

RISK FACTORS AND CLINICAL REGULATORY REQUIREMENTS. Although U.S. Regulatory Requirements are not applicable in developing countries, in order to establish and maintain a reputation for high quality, reproducible latex products, we expect that it will be necessary to establish specificity, reproducibility, and sensitivity for each potential product. Our management believes that this is best accomplished for each diagnostic test by conducting studies of an optimized test on several thousand coded test specimens obtained from the Centers for Disease Control. Optimization will, in general, be set so as to avoid any false negative results. However, a usual consequence of this approach is the occurrence of a small number of false positives results, which will require resolution by use of one of the accepted standard tests (gold Standards) for the particular condition.

In the US, applications to market new medical diagnostic products must be submitted to the Food and Drug Administration (FDA) for review and approval. Diagnostic products developed by us will be subjected to different types of review depending upon whether the product is new or substantially equivalent to an existing product. A diagnostic product that is deemed substantially equivalent will be subject to the abbreviated FDA pre-market notification "510k review" process with determination by the FDA normally being made within 90 days. If substantial equivalence of a new diagnostic product cannot be demonstrated, a pre-market approval (PMA) Submission is required. The FDA requires at least 180 days for a PMA Submission. Approval of a diagnostic product by regulatory authorities comparable to the FDA must be obtained in many foreign countries prior to marketing the product. An assurance for introduction of any of the diagnostic products is dependent on the successful completion of the development of the technology platform and demonstration of the safety, reliability, sensitivity, specificity and general effectiveness of the new diagnostic product. There can be no assurance that we will be successful in completing such development, or if successful, that our products will realize the anticipated level of technical performance, ease of manufacture and revenue return. Our proposed product development schedule for reduction to practice could be impacted by unanticipated difficulties in technology conversion, unforeseen changes in government regulations, patent or licensing issues, which could result in reduction in market penetration, loss of competitive edge and failure to meet expected product sales.

COMPETITION. We compete with a number of other diagnostic test kit companies. Technological innovation in the diagnostics field is accelerating rapidly and there can be no assurance that other new developments will not make our technology innovations obsolete or uneconomical. While every care has been taken in the estimate of costs to bring our technologies to prototype stages and qualify these prototypes, there can be no guarantee that the funds required as calculated will be sufficient to complete the initial product development and evaluation. If additional funds are required, there can be no certainty that such funds will be obtainable or that in raising those funds, it will not substantially reduce the returns to earlier investors.

GOVERNMENT REGULATION. We believe that we will experience minimal direct costs and effects of compliance with environmental laws and other such federal, state and local regulations, in that we intend to outsource all manufacturing and distribution operations to companies that comply with Good Manufacturing Practice Regulations and other applicable laws and regulations. We believe we are otherwise in compliance with existing or probable governmental regulations on our business, and as we move toward the development, manufacture and production of our diagnostic test kits, we intend to comply with all relevant regulations applicable to our products.

OUR RESEARCH AND DEVELOPMENT. Since we adopted this business plan in June 2003, we have made no expenditures for research and development activities. Because our product is not yet in production, there are no costs borne by customers.

OUR FACILITIES. Our executive, administrative and operating office is located in the personal residence of Dr. Seaman, our president and one of our directors. We believe that our current facilities are adequate for our needs until additional funding is obtained, and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. Dr. Seaman, our president and director, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Dr. Seaman does not expect to be paid or reimbursed for providing office facilities.

OUR EMPLOYEES. Our only employees are Dr. Seaman, Dr. Hemmes and Dr. Regan, with whom we have entered into employment agreements, as described herein. We believe that relations with our employee are good. We are not a party to any collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

============================= ======================= =========================
       PROPERTY                  FEBRUARY 29, 2004       FEBRUARY 28, 2003
----------------------------- ----------------------- -------------------------
Cash                                    $1                   $27,150
----------------------------- ----------------------- -------------------------
Property and Equipment, net             $0                      $0
============================= ======================= =========================

OUR FACILITIES. Our executive, administrative and operating office is located in the personal residence of Dr. Seaman, our president and one of our directors. We believe that our current facilities are adequate for our needs until additional funding is obtained, and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. Dr. Seaman, our president and director, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Dr. Seaman does not expect to be paid or reimbursed for providing office facilities.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------

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

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "RBIO". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

Following is information about the range of high and low bid prices for our common stock for each fiscal quarter as far back as relevant information is available; in June 2003, we had a reverse stock split. The source of this information is Yahoo! finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

--------------------- --------------------- --------------------------
   QUARTER ENDED       HIGH BID QUOTATION       LOW BID QUOTATION
--------------------- --------------------- --------------------------
 February 29, 2004           $0.27                    $0.27
--------------------- --------------------- --------------------------
 November 30, 2003           $0.50                    $0.50
--------------------- --------------------- --------------------------
  August 31, 2003            $0.35                    $0.35
--------------------- --------------------- --------------------------

DESCRIPTION OF CAPITAL STOCK. We are authorized to issue 120,000,000 shares of $.001 par value common stock. As of February 29, 2004, there were 20,584,214 shares of our common stock were issued and outstanding. Holders of shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available therefore. All the shares of our common stock have equal voting rights and, according to the opinion of our legal counsel, are nonassessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders our equity securities upon our liquidation. Holders of our common stock do not have preemption rights.

EQUITY COMPENSATION PLANS. We have 6,000,000 options authorized for issuance under our 2003 Stock Option Plan, as amended.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
-----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended February 29, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. As of February 29, 2004, we have cash of $1. We believe that our available cash is not sufficient to pay our day-to-day expenditures or to move forward with the development of our business. We have no source of revenues and will need to rely on loans or contributions from our management in order to continue operations, unless we are able to identify another source of funding. We are unable to generate revenues from sales of our products as they are still under development. As of February 29, 2004, our total liabilities and our total current liabilities were $110,436, which was represented by $20,505 of accounts payable, $8,920 in accounts payable to a related party, $4,500 in accrued expenses, $53,150 in accrued salaries, $301 in accrued interest, $60 in accrued interest to related parties, and $10,000 in notes payable and $13,000 in notes payable to related parties.

FOR THE YEAR ENDED FEBRUARY 29, 2004 COMPARED TO THE YEAR ENDED FEBRUARY 28,
2003.
---------------------------------------------------------------------------
RESULTS OF OPERATIONS.

REVENUES. For the year ended February 29, 2004, we have not realized any revenues.

OPERATING EXPENSES. For the year ended February 29, 2004, our total operating expenses were $2,176,096 compared to total expenses of $12,885 for the corresponding period in 2003. The expenses for the year ended February 29, 2004 were represented by $60,000 in officer salaries, $2,054,198 in consulting fees, $31,284 in legal fees and $30,614 in general and administrative expenses. This is in comparison to the same period ending February 28, 2003, where we had operating expenses of $12,885 which was represented by $1,000 in officer salaries and $11,885 by general and administrative expenses. The large increase in operating expenses is due to incurring officer salaries and consulting expenses, incurred as a result of operating under our new management and business plan.

For the year ending February 29, 2004, we also had an interest expense of $859. Therefore our net loss was $2,176,955 for the year ended February 29, 2004. This is in comparison to the year ended in 2003, where we had $61,020 on gain on extinguishment of debt and $3,692 in interest expenses for the year ending February 28, 2003, giving us $57,328 in other income. Therefore our net income for the corresponding period ending in 2003 was $44,443.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of June 14, 2004, we had no cash resources. We have not yet generated any revenues from operations. We plan on raising additional operating funds through the sale of our common stock. If we are not able to raise additional funds, we may arrange for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

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

Our inability to access the capital markets or obtain acceptable financing could harm our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed diagnostic testing development activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 15,000,000 shares of our common stock, which equals approximately 68% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

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

In March 2004 we announced that we have entered into an agreement with Dr. Michael Huchital of Warwick, New York. The agreement is for us to acquire by way of a formal Asset Purchase Agreement, all rights, interests and title to a portfolio of rapid diagnostic tests developed, under development or in research. Research and development on a rapid field test for Hepatitis B virus and Bubonic Plague has been completed. Tests under development include Mad Cow Disease, Rabies Virus, West Nile Virus, four strains of Malaria and Whooping Cough. Tests under joint study and research include Chagas' disease, Tuberculosis, Clostridium Botulinum toxin and Ricin toxin. Dr. Huchital will collaborate with us on the development of prototype tests for validation and these tests will then be outsourced to an OEM manufacturer. Along with Dr. Huchital, we expect to be able to react very quickly to develop new rapid diagnostic tests to address any new outbreaks or epidemics worldwide through joint use of facilities and collaboration of personnel.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements required by Item 7 are presented in the following order:




                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 29, 2004




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

Balance Sheet.............................................................. 4

Statements of Operations................................................... 5

Statements of Stockholders' Equity (Deficit)............................... 6

Statements of Cash Flows................................................... 7

Notes to the Financial Statements.......................................... 9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Rapid Bio Tests Corporation
(formerly Vitatonics Corp.)
(A Development Stage Company)
Springfield, Oregon

We have audited the accompanying balance sheet of Rapid Bio Tests Corporation (a development stage company) as of February 29, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended February 29, 2004 and February 28, 2003 and from inception of the development stage on March 1, 2001 through February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rapid Bio Tests Corporation (a development stage company) as of February 29, 2004, and the results of its operations and its cash flows for the years ended February 29, 2004 and February 28, 2003 and from inception of the development stage on March 1, 2001 through February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company currently has minimal operations and a deficit in stockholders' equity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
June 14, 2004

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                                  Balance Sheet






                                     ASSETS

                                                                   February 29,
                                                                       2004
                                                                 ---------------
CURRENT ASSETS

   Cash                                                          $            1


     Total Current Assets                                                     1
                                                                 --------------

     TOTAL ASSETS                                                $            1
                                                                 ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $       20,505
   Accounts payable - related parties (Note 3)                            8,920
   Accrued expenses                                                       4,500
   Accrued salaries                                                      53,150
   Accrued interest                                                         301
   Accrued interest - related parties                                        60
   Notes payable (Note 4)                                                10,000
   Notes payable - related parties (Note 3)                              13,000
                                                                 --------------

     Total Current Liabilities                                          110,436
                                                                 --------------

     Total Liabilities                                                  110,436
                                                                 --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     120,000,000 shares; 20,584,214 shares issued
     and outstanding                                                     20,584
   Additional paid-in capital                                         2,918,638
   Prepaid services                                                     (18,802)
   Deficit accumulated prior to the development stage                  (989,057)
   Deficit accumulated during the development stage                  (2,041,798)
                                                                 --------------

     Total Stockholders' Equity (Deficit)                              (110,435)
                                                                 --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $            1
                                                                 ==============


The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                        FROM
                                                                                                      INCEPTION
                                                                                                       OF THE
                                                                                                     DEVELOPMENT
                                                                                                      STAGE ON
                                                                     FOR THE YEARS ENDED               MARCH 1,
                                                               ---------------------------------   2001 THROUGH
                                                                 FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,
                                                                     2004             2003              2004
                                                               ---------------   ---------------  ----------------
REVENUES                                                       $             -   $             -  $              -
                                                               ---------------   ---------------  ----------------
EXPENSES

   Officer salaries                                                     60,000             1,000            61,000
   Consulting fees                                                   2,054,198                 -         2,054,198
   Legal fees                                                           31,284                 -            31,284
   General and administrative                                           30,614            11,885            71,452
                                                               ---------------   ---------------  ----------------

     Total Expenses                                                  2,176,096            12,885         2,217,934
                                                               ---------------   ---------------  ----------------

LOSS FROM OPERATIONS                                                (2,176,096)          (12,885)       (2,217,934)
                                                               ---------------   ---------------  ----------------
OTHER INCOME (EXPENSE)

   Gain on extinguishment of debt (Note 1)                                   -            61,020           189,233
   Interest expense                                                       (859)           (3,692)          (13,097)
                                                               ---------------   ---------------  ----------------

     Total Other Income (Expense)                                         (859)           57,328           176,136
                                                               ---------------   ---------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (2,176,955)           44,443        (2,041,798)

   Income taxes                                                              -                 -                 -
                                                               ---------------   ---------------  ----------------

NET INCOME (LOSS)                                              $    (2,176,955)  $        44,443  $     (2,041,798)
                                                               ===============   ===============  ================

BASIC INCOME (LOSS) PER SHARE                                  $         (0.16)  $          0.39
                                                               ===============   ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                 13,848,917          114,214
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

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                        DEFICIT        RETAINED
                                                                                                      ACCUMULATED      EARNINGS
                                                         COMMON                     ADDITIONAL       PRIOR TO THE     DURING THE
                                             ---------------------------------        PAID-IN         DEVELOPMENT   DEVELOPMENT
                                                  SHARES            AMOUNT            CAPITAL           STAGE            STAGE
                                             ----------------  ---------------   ----------------  ---------------  ---------------
Balance, February 28, 2001                             39,614  $            39   $        563,971  $      (989,057) $             -

Common stock issued in satisfaction
 of debt at $0.123 per share,
 December 17, 2001                                      7,000                7            214,734                -                -

Common stock issued in satisfaction
 of debt at $0.001 per share,
 January 28, 2002                                       4,000                4                996                -                -

Common stock issued for services
 at $0.001 per share,
 February 1, 2002                                      63,600               64             15,836                -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -                -           90,714
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2002                            114,214              114            795,537         (989,057)          90,714

Net income for the year ended
 February 28, 2003                                          -                -                  -                -           44,443
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2003                            114,214              114            795,537         (989,057)         135,157

Common stock issued for assets at
  predecessor cost of $0.00 per share
  on June 19, 2003                                 15,000,000           15,000            (15,000)               -                -

Common stock issued for consulting
  services at $0.38 per share on
  July 24, 2003                                     5,450,000            5,450          2,065,550                -                -

Assumption and forgiveness of debt
  by related parties                                        -                -             62,571                -                -

Common stock issued for cash
  at $0.50 per share on
  November 12, 2003                                    20,000               20              9,980                -                -

Net loss for the year ended
 February 29, 2004                                          -                -                  -                -       (2,176,955)
                                             ----------------  ---------------   ----------------   --------------  ---------------
Balance, February 29, 2004                         20,584,214  $        20,584   $      2,918,638  $      (989,057) $    (2,041,798)
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

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                        FROM
                                                                                                      INCEPTION
                                                                                                       OF THE
                                                                                                     DEVELOPMENT
                                                                                                      STAGE ON
                                                                      FOR THE YEARS ENDED              MARCH 1,
                                                               ---------------------------------    2001 THROUGH
                                                                 FEBRUARY 29,     FEBRUARY 28,       FEBRUARY 29,
                                                                     2004             2003              2004
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                           $    (2,176,955)  $        44,443  $     (2,041,798)
   Adjustments to reconcile income from operations
    to net cash used by operating activities:
     Gain on extinguishment of debt                                          -           (61,020)         (189,233)
     Common stock issued for services                                2,052,198                 -         2,068,098
   Changes in assets and liabilities:
     Increase in accrued interest                                        2,718             1,800            13,065
     Increase in accounts payable and
      accounts payable - related parties                                30,390             9,877            53,219
     Increase in accrued expenses                                       58,650             4,900            63,650
                                                               ---------------   ---------------  ----------------

       Net Cash Used in Operating Activities                           (32,999)                -           (32,999)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                         10,000                 -            10,000
   Proceeds from notes payable                                          23,000                 -            23,000
                                                               ---------------   ---------------  ----------------

       Net Cash Used in Financing Activities                            33,000                 -            33,000
                                                               ---------------   ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                                              1                 -                 1

CASH AT BEGINNING OF PERIOD                                                  -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH AT END OF PERIOD                                          $             1   $             -  $              1
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

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                        FROM
                                                                                                      INCEPTION
                                                                                                       OF THE
                                                                                                     DEVELOPMENT
                                                                                                      STAGE ON
                                                                     FOR THE YEARS ENDED               MARCH 1,
                                                               ---------------------------------    2001 THROUGH
                                                                 FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,
                                                                     2004             2003              2004
                                                               ---------------   ---------------  ----------------
SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $              -
     Income taxes                                              $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in satisfaction of debt               $             -   $       215,741  $        215,741
     Common stock issued for services                          $     2,052,198   $        15,900  $      2,068,098





The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     February 29, 2004 and February 28, 2003



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              Rapid Bio Tests Corporation (the Company) was originally incorporated under the laws of the State of Texas on June 18, 1990 as Aster Buzbuilders, Inc. In May 1996, pursuant to a Plan of Reorganization, the Company changed its name to Vitatonics Corp. In June 2003, the Company changed its name to Rapid Bio Tests Corporation in order to reflect a change in its business focus.

              On May 14, 1996, the Company completed an Agreement and Plan of Reorganization whereby the Company issued 6,000,000 shares of its common stock in exchange for all of the outstanding common stock of Rapid Bio Tests Corporation, a Nevada company (VC). Pursuant to the reorganization, the name of the surviving company was Rapid Bio Tests Corporation and VC was subsequently dissolved.

              The reorganization was accounted for as a recapitalization of VC because the shareholders of VC control the Company after the acquisition. Therefore, VC is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Rapid Bio Tests Corporation. Rapid Bio Tests Corporation is the acquiring and surviving entity for legal purposes and VC is the acquiring entity for accounting purposes.

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

              c.  Provision for Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c. Provision for Taxes (Continued)

              Net deferred tax assets consist of the following components as of February 29, 2004 and February 28, 2003:

                                                                                   2004                2003
                                                                            ------------------  ------------------
              Deferred tax assets:
                NOL Carryover                                               $          224,846  $          197,046
                                                                            ------------------  ------------------

              Deferred tax liabilities:                                                      -                   -

              Valuation allowance                                                     (224,846)           (197,046)
                                                                            ------------------  ------------------

              Net deferred tax asset                                        $                -  $                -
                                                                            ==================  ==================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended February 29, 2004 and February 28, 2003 due to the following:

                                                                                   2004                2003
                                                                            ------------------  ------------------

              Book (income) loss                                            $          849,010  $          (17,335)
              Stock for services/Options expense                                      (800,357)                  -
              Accrued Expenses                                                         (20,750)                  -
              Other                                                                         32                   -
              NOL Utilization                                                                -              17,335
              Valuation allowance                                                      (27,935)                  -
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

              At February 29, 2004, the Company had net operating loss carryforwards of approximately $576,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the February 29, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              e.  Basic Income Per Share

              Basic income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                      FOR THE YEARS ENDED
                                                ---------------  --------------
                                                  FEBRUARY 29,     FEBRUARY 28,
                                                    2004              2003
                                                ---------------  --------------

                   Income (Loss) (numerator)    $   (2,176,955)  $      44,443

                   Shares (denominator)             13,848,917         114,214
                                                ---------------  -------------

                   Per share amount             $        (0.16)  $        0.39
                                                ===============  =============

f.       Extinguishment of Debt

              The Company had a total of $189,233 of accounts payable, notes payable and accrued interest, which had been outstanding longer than four years. According to the Company's legal council, the California Code of Civil Procedures Section 337, states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of February 29, 2004, no such actions to enforce payment of the obligations have been filed. Accordingly, the amounts have been written off and a gain on extinguishment of debt of $0 and $61,020 has been recorded in the years ended February 29, 2004 and February 28, 2003, respectively.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.       New Accounting Pronouncements

              During the year ended February 29, 2004, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

                o    SFAS No. 143, Accounting for Asset Retirement Obligations;
                o SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
                o    SFAS No. 146, Accounting for Exit or Disposal Activities;
                o SFAS No. 147, Acquisitions of certain Financial Institutions; and
                o    SFAS No. 148, Accounting for Stock Based Compensation.
                o SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
                o SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

              In addition, during the year ended February 29, 2004, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

NOTE 2 -      COMMON STOCK TRANSACTIONS

              On April 25, 2003, the Company had a 1 for 250 reverse stock split. All references to common stock have been retroactively restated.

              On June 19, 2003, the Company issued 15,000,000 shares of common stock to related parties for asset purchase per the individuals employment agreements. The shares were recorded at zero cost due to the inability to establish a cost or predecessor cost on the assets.

              On July 24, 2003, the Company issued 5,450,000 shares of common stock to a number of individuals for consulting services. The shares were valued by the Company at $0.38 per share, which represents the fair value of the common stock being issued.

              On August 31, 2003, former officers of the Company forgave and assumed $62,571 of the Company's debt, which was recorded as an increase in additional paid-in capital.

              On November 12, 2003, the Company issued 20,000 shares of common stock for $10,000 in cash. The shares were valued by the Company at $0.50 per share.

NOTE 3 -      RELATED PARTIES

              As of February 29, 2004, the Company owed a total of $8,920 to the President and CFO for expenses paid on behalf of the Company.

              At February 29, 2004, the Company had one unsecured notes payable
              - related parties totaling $10,000, payable to a major shareholder of the Company bearing interest at 5% per annum. This notes payable-related party is due on demand.

              Interest expense related to this note payable - related parties for the years ended February 29, 2004 and February 28, 2003 was $60 and $0, respectively.

NOTE 4 -      NOTES PAYABLE

              At February 29, 2004, the Company had two unsecured notes payable totaling $13,000, both bearing the imputed interest rate of 4% per annum. These notes payable are due on demand.

              Interest expense related to these notes payable for the years ended February 29, 2004, and February 28, 2003 was $301 and $0, respectively,

NOTE 5 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $3,030,855 at February 29, 2004 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

              It is the intent of management to raise additional operating funds through the sale of common stock or through loans or other borrowings. The forecast of the period of time through which the financial resources will be adequate to support the Company's operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that the Company will be able to sell shares of their common stock or that they will be able to arrange for borrowings on acceptable terms, if at all.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this annual report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS. Our officers and directors are specified on the table below:

============================= ======== ========================================
NAME                            AGE                  POSITION
----------------------------- -------- ----------------------------------------
Geoffrey V.F. Seaman, Ph.D.      71          Chief Executive Officer,
                                                    Director
----------------------------- -------- ----------------------------------------
Paul R. Hemmes, Ph.D             60     Secretary, Treasurer, Chief Financial
                                                  Officer, Director
----------------------------- -------- ----------------------------------------
David H. Regan, M.D.             61      Vice President of Medical Affairs,
                                                      Director
============================= ======== ========================================

DR. GEOFFREY V. F. SEAMAN. Dr. Seaman was appointed our Chief Executive
Officer and a director on June 16, 2003. From 2000 to 2002, Dr. Seaman was the President of Western Biomedical Research and from 1993 to 2000, served as the President of Emerald Diagnostics. Prior to that, Dr. Seaman was the President and Director of Marketing for the Interfacial Dynamics Corporation from 1982 to 1993. During that time, he was also the Vice President of Research for the Eisenhower Medical Center in Rancho Mirage, California from 1988 to 1990. He has produced a variety of diagnostic test platforms including, a) polymer microsphere-based slide agglutination tests, b) lateral flow tests using enzyme amplification, c) a dye dip stick platform using changes in microsphere surface pH during the antigen/antibody reaction and d) changes in particle surface charge created by specific antigen/antibody reactions. Specific tests developed by Dr. Seaman include an electrophoretic mobility test for the early diagnosis of multiple sclerosis, a colloidal gold immunochromatographic assay for human chorionic gonadotrophin (hCG, pregnancy), a lateral flow test using progesterone as an aid to fertility assessment and a dip stick test for HIV I and II. Dr. Seaman is the author of more than two hundred publications and patents. He has been the organizer for courses on diagnostic test development given to the diagnostics industry annually for the past twelve years. Dr. Seaman provides review and consulting services to NIH, NASA and various diagnostic companies. Dr. Seaman is also a member of the American Chemical Society, the American Society of Biological Chemists, the American Society of Hematology, the American Society for Artificial Organs, the Biophysical Society, the Electrophoresis Society, the International Society of Biorhology, the New York Academy of Sciences, and the Society for Biomaterials. Dr. Seaman earned his Doctorate in Biophysics and Colloid Science in 1959 at the University of Cambridge, England. In 1961 he received his Licentiate in Chemistry from the Royal Institute of Chemistry, and his Bachelor's degree in Chemistry from the Royal College of Science in 1955. Dr. Seaman is not an officer or director of any other reporting company.

DR. PAUL R. HEMMES. On June 16, 2003, Dr. Hemmes was appointed our Secretary, Treasurer, Chief Financial Officer and as one of our directors. Dr. Hemmes is responsible for the administration of corporate operations and management of our financial books and records. From 1998 to June 2003, Dr. Hemmes was the Director of Production for Spectral Diagnostics in Toronto, Ontario, where he was responsible for the production, process development and the transfer of technologies to the manufacturing stage. He has worked in a variety of diagnostic companies, both developing rapid diagnostic tests and honing his skills in transferring product successfully from research and development to manufacturing. Dr. Hemmes has published over sixty articles and has eight patents, and specializes in diagnostics detection methodology. Dr. Hemmes is a member of the American Chemical Society, the Electrochemical Society, the Microchemical Society, and the Mathematical Associates of America. Dr. Hemmes received his Ph.D. in Physical Chemistry from the Polytechnic Institute of Brooklyn in 1976 and his Bachelor's of Science in Chemistry from Clarkson College in 1966. Dr. Hemmes is not an officer or director of any reporting company.

DR. DAVID H. REGAN. On June 16, 2003, Dr. Regan was appointed as our Vice President of Medical Affairs and as one of our directors. Dr. Regan is a hematologist and oncologist and is serving as a consulting medical director to The Registrant. From 1974 to the present, Dr. Regan has been a physician with the Northwest Cancer Specialists Laboratories, and serves as their Laboratory Medical Director. He is the past President of the Association of Community Cancer Centers. Dr. Regan diagnosed the first case of AIDS in the State of Oregon. Dr. Regan has a strong entrepreneurial background, with expertise in setting up clinical trials and quality assurance programs. He has been involved in several rapid diagnostic test companies and developed an early test for HIV I and II. Dr. Regan received his Medical Doctor degree from the University of Southern California in 1969 and his Bachelor of Science degree in Zoology from the University of California at Los Angeles in 1965. Dr. Regan is not an officer or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only three members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended February 29, 2004, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10.  EXECUTIVE COMPENSATION
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending February 29, 2004 and February 28, 2003. Our Board of Directors may implement the terms of our existing incentive stock option plan for our executive officers which would result in additional compensation.

===================== ====== ==================================== =============================================== =================
                                     ANNUAL COMPENSATION                      LONG TERM COMPENSATION

--------------------- ------ ------------------------------------ ----------------------------------------------- -----------------
 NAME AND PRINCIPAL   YEAR   SALARY    BONUS      OTHER ANNUAL               AWARDS                 PAYOUTS          ALL OTHER
      POSITION                 ($)       ($)    COMPENSATION ($)                                                    COMPENSATION
--------------------- ------ --------- -------- ----------------- ----------------------------- ----------------- -----------------
                                                                  RESTRICTED     SECURITIES     LTIP PAYOUTS ($)
                                                                     STOCK       UNDERLYING
                                                                  AWARDS ($)    OPTIONS/SARS
                                                                                     (#)
--------------------- ------ --------- -------- ----------------- ------------ ---------------- ----------------- -----------------
Geoffrey V.F.         2004     None     None          None           None           None              None              None
Seaman, President
--------------------- ------ --------- -------- ----------------- ------------ ---------------- ----------------- -----------------
                      2003     None     None          None           None           None              None              None
--------------------- ------ --------- -------- ----------------- ------------ ---------------- ----------------- -----------------
Paul R. Hemmes,       2004     None     None          None           None           None              None              None
Secretary, Treasurer
--------------------- ------ --------- -------- ----------------- ------------ ---------------- ----------------- -----------------
                      2003     None     None          None           None           None              None              None
===================== ====== ========= ======== ================= ============ ================ ================= =================

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of June 14, 2004, our officers have received no compensation for their services provided to us.

EMPLOYMENT CONTRACTS. We have entered into asset purchase and employment agreements with our officers and directors, which were filed as exhibits to our report on Form 8-K dated June 16, 2003, which was filed on June 18, 2003, and as amended July 28, 2003, filed on July 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 29, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

TITLE OF CLASS             NAME AND ADDRESS OF BENEFICIAL OWNER          AMOUNT AND NATURE OF BENEFICIAL      PERCENT OF CLASS
                                                                                      OWNER
-----------------------    ------------------------------------------    ---------------------------------    -----------------
Common Stock               Geoffrey V.F. Seaman, Ph.D.                           9,000,000 shares
                           5409 Ivy Street                                   chief executive officer,              43.7%
                           Springfield, OR 97478                                     director

Common Stock               Paul Hemmes, Ph.D.                                    4,000,000 shares                  19.4%
                           5409 Ivy Street                                 secretary, treasurer, chief
                           Springfield, OR 97478                           financial officer, director

Common Stock               David H. Regan., M.D.                                 2,000,000 shares                   9.7%
                           5409 Ivy Street                                  vice president of medical
                           Springfield, OR 97478                                affairs, director

Common Stock               Margaret Seaman                                      350,000 shares(1)                   1.7%
                           5409 Ivy Street                                    independent contractor
                           Springfield, OR 97478

Common Stock               All directors and named executive                    15,350,000 shares                  74.6%
                           officers as a group

(1) Margaret Seaman is the spouse of Geoffrey Seaman, therefore each beneficially owns 9,350,000 shares of our common stock, or 45.4% of the total issued and outstanding.

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

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

RELATED PARTY TRANSACTIONS. There have been no related party transactions, except for the following:

Geoffrey Seaman, our president and one of our directors, provides us office space at no charge.

As of February 29, 2004, Geoffrey Seaman, our president and one of our directors, has paid $8,920 in expenses on our behalf.

At February 29, 2004, we had one unsecured note payable to a Cathy Shackleton, a related party who is a major shareholder, totaling $10,000, bearing interest at 5% per annum. This note payable is due on demand.

On August 31, 2003, our former officers forgave and assumed $62,571 of our debt, which was recorded as an increase in additional paid-in capital.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectuses where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain disinterested directors consent; and
     o    obtain shareholder consent where required.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1       Articles of Incorporation*
3.1.1     Amended Articles of Incorporation**
3.2       Bylaws*
10.1      Asset Purchase Agreement
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1      Section 906 Certification by Chief Executive Officer
32.2      Section 906 Certification by Chief Financial Officer

* Previously filed as exhibits to our Registration Statement on Form 10-SB filed on September 19, 2000

** Previously filed as an exhibit to our Information Statement DEF 14C filed May 23, 2003

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB except for the following:

On January 12, 2004 we filed a report on form 8-K containing Item 5 - Other events, attaching our press release dated January 9, 2004 announcing that we have been conducting feasibility studies related to a test for Bovine Spongiform Encephalopathy, commonly known as Mad Cow Disease. A copy of the press release was attached to that Form 8-K as Exhibit 99.

Subsequent to the period covered by this report, we filed a report on Form 8-K on March 17, 2004 containing Item 5 - Other events, including a press release announcing that we have entered into an Agreement with Dr. Michael Huchital of Warwick, New York. The Agreement is for us to acquire by way of a formal Asset Purchase Agreement, all rights, interests and title to a portfolio of rapid diagnostic tests developed, under development or in research. Research and development on a rapid field test for Hepatitis B virus and Bubonic Plague has been completed. Tests under development include Mad Cow Disease, Rabies Virus, West Nile Virus, four strains of Malaria and Whooping Cough. Tests under joint study and research include Chagas' disease, Tuberculosis, Clostridium Botulinum toxin and Ricin toxin. Dr. Huchital will collaborate with us on the development of prototype tests for validation and these tests will then be outsourced to an OEM manufacturer. Along with Dr. Huchital, we expect to be able to react very quickly to develop new rapid diagnostic tests to address any new outbreaks or epidemics worldwide through joint use of facilities and collaboration of personnel.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the years ended February 29, 2004 and February 28, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $10,586 and $4,496, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended February 29, 2004 and February 28, 2003.

TAX FEES. For the years ended February 29, 2004 and February 28, 2003, the aggregate fees billed in each of the years ended February 29, 2004 and February 28, 2003 for tax compliance, tax advice, and tax planning work was $1,625 and $0, respectively.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Springfield, Oregon, on June 15, 2004.

                                Rapid Bio Tests Corp.
                                a Nevada corporation


                                By:      /s/ Geoffrey V.F. Seaman
                                         ---------------------------------------
                                         Geoffrey V.F. Seaman
                                Its:     principal executive officer
                                         and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Geoffrey V.F. Seaman                             June 15, 2004
         --------------------------------------------
         Geoffrey V.F. Seaman
Its:     principal executive officer and a director



By:      /s/ Paul Hemmes                                      June 15, 2004
         --------------------------------------------
         Paul Hemmes
Its:     secretary, chief financial officer treasurer and a director



By:      /s/ David Regan                                      June 15, 2004
         --------------------------------------------
Its:     director