Form 10KSB/A
period 2004-02-29
RAPID BIO TESTS CORP
filed 2004-07-12
CIK 1121459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-KSB






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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. As of February 29, 2004, we have cash of $1. We believe that our available cash is not sufficient to pay our day-to-day expenditures or to move forward with the development of our business. We have no source of revenues and will need to rely on loans or contributions from our management in order to continue operations, unless we are able to identify another source of funding. We are unable to generate revenues from sales of our products as they are still under development. As of February 29, 2004, our total liabilities and our total current liabilities were $117,647, which was represented by $27,716 of accounts payable, $8,920 in accounts payable to a related party, $4,500 in accrued expenses, $53,150 in accrued salaries, $301 in accrued interest, $60 in accrued interest to related parties, and $10,000 in notes payable and $13,000 in notes payable to related parties.


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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements required by Item 7 are presented in the following order:




                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)
                          (A Development Stage Company)


                          RESTATED FINANCIAL STATEMENTS

                                February 29, 2004




                                 C O N T E N T S


Independent Auditors' Report...............................................13

Restated Balance Sheet.....................................................14

Restated Statements of Operations..........................................15

Restated Statements of Stockholders' Equity (Deficit)......................16

Restated Statements of Cash Flows........................................17 - 18

Notes to the Restated Financial Statements...............................19 - 23

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



HJ & Associates, LLC
Salt Lake City, Utah
June 14, 2004


Except for Note 6 which is dated June 17, 2004

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)

                          (A Development Stage Company)

                             RESTATED BALANCE SHEET



                                     ASSETS

                                                                   February 29,
                                                                       2004
                                                                 ---------------
CURRENT ASSETS

   Cash                                                          $            1


     Total Current Assets                                                     1
                                                                 --------------

     TOTAL ASSETS                                                $            1
                                                                 ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES


   Accounts payable                                              $       27,716

   Accounts payable - related parties (Note 3)                            8,920
   Accrued expenses                                                       4,500
   Accrued salaries                                                      53,150
   Accrued interest                                                         301
   Accrued interest - related parties                                        60
   Notes payable (Note 4)                                                10,000
   Notes payable - related parties (Note 3)                              13,000
                                                                 --------------


     Total Current Liabilities                                          117,647
                                                                 --------------

     Total Liabilities                                                  117,647
                                                                 --------------


STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     120,000,000 shares; 20,584,214 shares issued
     and outstanding                                                     20,584
   Additional paid-in capital                                         2,918,638
   Prepaid services                                                     (18,802)
   Deficit accumulated prior to the development stage                  (989,057)

   Deficit accumulated during the development stage                  (2,049,009)
                                                                 --------------
     Total Stockholders' Equity (Deficit)                              (117,646)
                                                                 --------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $            1
                                                                 ==============




The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                        FROM
                                                                                                      INCEPTION
                                                                                                       OF THE
                                                                                                     DEVELOPMENT
                                                                                                      STAGE ON
                                                                     FOR THE YEARS ENDED               MARCH 1,
                                                               ---------------------------------   2001 THROUGH
                                                                 FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,
                                                                     2004             2003              2004

                                                               ---------------   ---------------  ----------------
                                                                 (Restated)                          (Restated)

REVENUES                                                       $             -   $             -  $              -
                                                               ---------------   ---------------  ----------------
EXPENSES


   Officer salaries                                                     60,000             1,000            61,000
   Consulting fees                                                   2,054,198                 -         2,054,198
   Legal fees                                                           31,284                 -            31,284
   General and administrative                                           30,614            11,885            71,452
                                                               ---------------   ---------------  ----------------
     Total Expenses                                                  2,176,096            12,885         2,217,934
                                                               ---------------   ---------------  ----------------
LOSS FROM OPERATIONS                                                (2,176,096)          (12,885)       (2,217,934)
OTHER INCOME (EXPENSE)                                         ---------------   ---------------  ----------------

   Gain on extinguishment of debt (Note 1)                                   -            61,020           189,233
   Interest expense                                                       (859)           (3,692)          (13,097)
                                                               ---------------   ---------------  ----------------

     Total Other Income (Expense)                                         (859)           57,328           176,136
                                                               ---------------   ---------------  ----------------


INCOME (LOSS) BEFORE INCOME TAXES                                   (2,176,955)           44,443        (2,041,798)
   Income taxes                                                              -                 -                 -
                                                               ---------------   ---------------  ----------------

NET INCOME (LOSS)                                              $    (2,176,955)  $        44,443  $     (2,041,798)
                                                               ===============   ===============  ================

BASIC INCOME (LOSS) PER SHARE                                  $         (0.16)  $          0.39
                                                               ===============   ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                 13,848,917          114,214
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

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)

                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        DEFICIT        RETAINED
                                                                                                      ACCUMULATED      EARNINGS
                                                         COMMON                     ADDITIONAL       PRIOR TO THE     DURING THE
                                             ---------------------------------        PAID-IN         DEVELOPMENT   DEVELOPMENT
                                                  SHARES            AMOUNT            CAPITAL           STAGE            STAGE
                                             ----------------  ---------------   ----------------  ---------------  ---------------
Balance, February 28, 2001                             39,614  $            39   $        563,971  $      (989,057) $             -

Common stock issued in satisfaction
 of debt at $0.123 per share,
 December 17, 2001                                      7,000                7            214,734                -                -

Common stock issued in satisfaction
 of debt at $0.001 per share,
 January 28, 2002                                       4,000                4                996                -                -

Common stock issued for services
 at $0.001 per share,
 February 1, 2002                                      63,600               64             15,836                -                -

Net income for the year ended
 February 28, 2002                                          -                -                  -                -           90,714
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2002                            114,214              114            795,537         (989,057)          90,714

Net income for the year ended
 February 28, 2003                                          -                -                  -                -           44,443
                                             ----------------  ---------------   ----------------  ---------------  ---------------

Balance, February 28, 2003                            114,214              114            795,537         (989,057)         135,157

Common stock issued for assets at
  predecessor cost of $0.00 per share
  on June 19, 2003                                 15,000,000           15,000            (15,000)               -                -

Common stock issued for consulting
  services at $0.38 per share on
  July 24, 2003                                     5,450,000            5,450          2,065,550                -                -

Assumption and forgiveness of debt
  by related parties                                        -                -             62,571                -                -

Common stock issued for cash
  at $0.50 per share on
  November 12, 2003                                    20,000               20              9,980                -                -


Net loss for the year ended
 February 29, 2004  (Restated)                              -                -                  -                -       (2,176,955)
                                             ----------------  ---------------   ----------------   --------------  ---------------

Balance, February 29, 2004                         20,584,214  $        20,584   $      2,918,638  $      (989,057) $    (2,041,798)
                                             ================  ===============   ================  ===============  ===============



The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                        FROM
                                                                                                      INCEPTION
                                                                                                       OF THE
                                                                                                     DEVELOPMENT
                                                                                                      STAGE ON
                                                                      FOR THE YEARS ENDED              MARCH 1,
                                                               ---------------------------------    2001 THROUGH
                                                                 FEBRUARY 29,     FEBRUARY 28,       FEBRUARY 29,
                                                                     2004             2003              2004

                                                               ---------------   ---------------  ----------------
                                                                 (Restated)                          (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES


   Net income (loss)                                           $    (2,176,955)  $        44,443  $     (2,041,798)

   Adjustments to reconcile income from operations
    to net cash used by operating activities:
     Gain on extinguishment of debt                                          -           (61,020)         (189,233)
     Common stock issued for services                                2,052,198                 -         2,068,098
   Changes in assets and liabilities:
     Increase in accrued interest                                        2,718             1,800            13,065

     Increase in accounts payable and
      accounts payable - related parties                                30,390             9,877            53,219

     Increase in accrued expenses                                       58,650             4,900            63,650
                                                               ---------------   ---------------  ----------------

       Net Cash Used in Operating Activities                           (32,999)                -           (32,999)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                         10,000                 -            10,000
   Proceeds from notes payable                                          23,000                 -            23,000
                                                               ---------------   ---------------  ----------------

       Net Cash Used in Financing Activities                            33,000                 -            33,000
                                                               ---------------   ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                                              1                 -                 1

CASH AT BEGINNING OF PERIOD                                                  -                 -                 -
                                                               ---------------   ---------------  ----------------

CASH AT END OF PERIOD                                          $             1   $             -  $              1
                                                               ===============   ===============  ================



The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)

                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                        FROM
                                                                                                      INCEPTION
                                                                                                       OF THE
                                                                                                     DEVELOPMENT
                                                                                                      STAGE ON
                                                                     FOR THE YEARS ENDED               MARCH 1,
                                                               ---------------------------------    2001 THROUGH
                                                                 FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,
                                                                     2004             2003              2004

                                                               ---------------   ---------------  ----------------
                                                                 (Restated)                          (Restated)

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $              -
     Income taxes                                              $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in satisfaction of debt               $             -   $       215,741  $        215,741
     Common stock issued for services                          $     2,052,198   $        15,900  $      2,068,098





The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                           (Formerly Vitatonics Corp.)

                          (A Development Stage Company)

                   Notes to the Restated Financial Statements
                     February 29, 2004 and February 28, 2003




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

              e.  Basic Income Per Share

              Basic income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                      FOR THE YEARS ENDED
                                                ---------------  --------------
                                                  FEBRUARY 29,     FEBRUARY 28,
                                                    2004              2003
                                                ---------------  --------------


                   Income (Loss) (numerator)    $   (2,184,166)  $      44,443

                   Shares (denominator)             13,848,917         114,214
                                                ---------------  -------------

                   Per share amount             $        (0.16)  $        0.39
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


NOTE 6 -      RESTATEMENT

              The accompanying financial statements have been restated to correct an error in the previously issued financial statements. The change was made to properly reflect the ending balance of accounts payable as of February 29, 2004, and legal fees for the year then ended.

              As originally issued, the February 29, 2004 financial statements had not included an amount in the accounts payable balance that had been paid subsequent to the fiscal year end. This understatement of accounts payable also resulted in the understatement of legal fees.

              The balances have been adjusted to reflect the actual balances as of February 29, 2004 and for the year then ended. This adjustment increased legal fees by $2,711 and increased accounts payable by $7,211. The net loss was increased by $7,211 and there was no change in the calculated net loss per share.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS. Our officers and directors are specified on the table below:

============================= ======== ========================================
NAME                            AGE                  POSITION
----------------------------- -------- ----------------------------------------

Geoffrey V.F. Seaman, Ph.D. *    71          Chief Executive Officer,
                                                    Director

----------------------------- -------- ----------------------------------------
Paul R. Hemmes, Ph.D             60     Secretary, Treasurer, Chief Financial
                                                  Officer, Director
----------------------------- -------- ----------------------------------------
David H. Regan, M.D.             61      Vice President of Medical Affairs,
                                                      Director
============================= ======== ========================================

* Dr. Seaman passed away on July 3, 2004. As such, Dr. Hemmes is acting as interim CEO until such time as a new officer can be appointed.



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

*Dr. Seaman passed away on July 3, 2004. As such, we expect that Ms. Seaman will inherit Dr. Seaman's shareholdings.


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

*Dr. Seaman passed away on July 3, 2004. As such, Dr. Hemmes is acting as interim CEO until such time as a new officer can be appointed.


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

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Springfield, Oregon, on July 8, 2004.

                                Rapid Bio Tests Corp.
                                a Nevada corporation


                                By:      /s/ Paul Hemmes
                                         ---------------------------------------
                                         Paul Hemmes
                                Its:     acting principal executive officer
                                         secretary, chief financial officer
                                         treasurer and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/  Paul Hemmes                                    July 8, 2004
         --------------------------------------------
         Paul Hemmes
Its:     acting principal executive officer, secretary,
         chief financial officer treasurer and a director



By:      /s/ David Regan                                     July 8, 2004
         --------------------------------------------
         David Regan
Its:     director