Form 10QSB
period 2004-05-31
RAPID BIO TESTS CORP
filed 2004-07-27
CIK 1121459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934      For the transition period from              to
                                               -------------    ----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 31, 2004 there were 23,684,214 shares of the issuer's $.001 par value common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS




                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       May 31, 2004 and February 29, 2004

                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS



                                              MAY 31,            FEBRUARY 29,
                                               2004                  2004
                                         -----------------     -----------------
                                             (Unaudited)

CURRENT ASSETS

   Cash                                  $           2,193     $               1
                                         -----------------     -----------------

     Total Current Assets                            2,193                     1
                                         -----------------     -----------------

FIXED ASSETS

   Equipment, net                                    2,627                     -
                                         -----------------     -----------------

     Total Fixed Assets                              2,627                     -
                                         -----------------     -----------------

     TOTAL ASSETS                        $           4,820     $               1
                                         =================     =================





The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               MAY 31,            FEBRUARY 29,
                                                                2004                 2004
                                                         -----------------     -----------------
                                                            (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                      $             118    $           20,505
   Accounts payable - related parties                                8,020                 8,920
   Accrued expenses                                                 12,341                 4,500
   Accrued salaries                                                 53,150                53,150
   Accrued interest                                                    431                   301
   Accrued interest - related parties                                  330                    60
   Notes payable                                                    13,000                13,000
   Notes payable - related parties                                  10,000                10,000
                                                         -----------------    ------------------

     Total Current Liabilities                                      97,390               110,436
                                                         -----------------    ------------------

     Total Liabilities                                              97,390               110,436
                                                         -----------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     120,000,000 shares; 23,684,214 and 20,584,214
      shares issued and outstanding, respectively                   23,684                20,584
   Additional paid-in capital                                    3,903,354             2,918,638
   Prepaid services                                                 (6,928)              (18,802)
   Deferred consulting                                            (430,349)                    -
   Stock subscription receivable                                  (412,000)                    -
   Deficit accumulated prior to the development stage             (989,057)             (989,057)
   Accumulated deficit during the development stage             (2,181,274)           (2,041,798)
                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                          (92,570)             (110,435)
                                                         -----------------    ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                   $           4,820    $                1
                                                         =================    ==================




The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                  FROM
                                                                                INCEPTION
                                                                                 OF THE
                                                                               DEVELOPMENT
                                                       FOR THE                  STAGE ON
                                                 THREE MONTHS ENDED             MARCH 1,
                                                       MAY 31,               2001 THROUGH
                                         ---------------------------------       MAY 31,
                                               2004              2003             2004
                                         ---------------   ---------------  ----------------
REVENUES                                 $             -   $             -  $              -
                                         ---------------   ---------------  ----------------

EXPENSES

   General and administrative                     24,094             2,824            95,546
   Officer salaries                               18,000                 -            79,000
   Consulting fees                                92,468                 -         2,146,666
   Legal fees                                      4,494                 -            35,778
                                         ---------------   ---------------  ----------------

     Total Expenses                              139,056             2,824         2,356,990
                                         ---------------   ---------------  ----------------

LOSS FROM OPERATIONS                            (139,056)           (2,824)       (2,356,990)
                                         ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Gain on extinguishments of debt                     -                 -           189,233
   Interest expense                                 (420)             (498)          (13,517)
                                         ---------------   ---------------  ----------------

     Total Other Income (Expense)                   (420)             (498)          175,716
                                         ---------------   ---------------  ----------------

LOSS BEFORE INCOME TAXES                        (139,476)           (3,322)       (2,181,274)

   Income taxes                                        -                 -                 -
                                         ---------------   ---------------  ----------------

NET LOSS                                 $      (139,476)  $        (3,322) $     (2,181,274)
                                         ===============   ===============  ================

BASIC LOSS PER SHARE                     $         (0.01)  $         (0.03)
                                         ===============   ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                           14,419,569           114,214
                                        ================   ===============





The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                            DEFICIT      ACCUMULATED
                                                                                                          ACCUMULATED     DEFICIT
                                           COMMON           ADDITIONAL    STOCK                           PRIOR TO THE   DURING THE
                                   ---------------------     PAID-IN   SUBSCRIPTION  DEFERRED   PREPAID    DEVELOPMENT   DEVELOPMENT
                                        SHARES      AMOUNT   CAPITAL    RECEIVABLE  CONSULTING  SERVICES     STAGE          STAGE
                                   -------------- --------  ---------  ----------- -----------  --------  -----------   ------------
Balance, February 28, 2001                39,614  $     39  $ 563,971  $        -  $         -  $     -   $ (989,057)   $         -

Common stock issued in
  satisfaction of debt at $0.123
  per share, December 17, 2001             7,000         7    214,734           -            -        -            -              -

Common stock issued in
  satisfaction of debt at $0.001
  per share, January 28, 2002              4,000         4        996           -            -        -            -              -

Common stock issued for
  services at $0.001 per share,
  February 1, 2002                        63,600        64     15,836           -            -        -            -              -

Net income for the year
  ended February 28, 2002                      -         -          -           -            -        -            -         90,714
                                   -------------- --------  ---------  ----------- -----------  --------  -----------   ------------

Balance, February 28, 2002               114,214       114    795,537           -            -        -     (989,057)        90,714

Net income for the year
  ended February 28, 2003                      -         -          -           -            -        -            -         44,443
                                   -------------- --------  ---------  ----------- -----------  --------  -----------   ------------

Balance, February 28, 2003              114, 214       114    795,537           -            -        -     (989,057)       135,157

Common stock issued for
  assets at predecessor cost
  of $0.00 per share on June
  19, 2003                            15,000,000    15,000    (15,000)          -            -        -            -              -
                                   -------------- --------  ---------  ----------- -----------  --------  -----------   ------------

Balance Forward                       15,114,214  $ 15,114  $ 780,537  $        -  $         - $      -   $ (989,057)   $   135,157
                                   -------------- --------  ---------  ----------- -----------  --------  -----------   ------------




The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                         DEFICIT      ACCUMULATED
                                                                                                       ACCUMULATED     DEFICIT
                                        COMMON          ADDITIONAL    STOCK                           PRIOR TO THE   DURING THE
                                 ---------------------   PAID-IN   SUBSCRIPTION  DEFERRED   PREPAID    DEVELOPMENT    DEVELOPMENT
                                    SHARES    AMOUNT     CAPITAL    RECEIVABLE  CONSULTING  SERVICES     STAGE          STAGE
                                 ----------- ---------  ----------  ----------- ----------- --------  -----------    ------------


Balance Forward                   15,114,214  $ 15,114  $  780,537  $        -  $        -  $      -  $ (989,057)    $     135,157

Common stock issued for
  consulting services at $0.38
  per share on July 24, 2003       5,450,000     5,450   2,065,550           -           -         -           -                 -

Assumption and forgiveness
  of debt by related parties               -         -      65,571           -           -         -           -                 -

Common stock issued for
  cash at $0.50 per share
  on November 12, 2003                20,000        20       9,980           -           -         -           -                 -

Net loss for the year ended
  February 29, 2004                        -         -           -           -           -         -           -        (2,176,955)
                                 -----------  --------   ---------  ----------  ----------  -------- -----------     -------------

Balance, February 29, 2004        20,584,214    20,584   2,918,638           -           -   (18,802)   (989,057)       (2,041,798)

Option issued for services,
  April 12, 2004 (unaudited)               -         -     454,987           -    (454,987)        -           -                 -

Options issued for services,
  May 12, 2004 (unaudited)                 -         -      67,829           -     (67,829)        -           -                 -

Revaluation of options issued
  for services pursuant to
  amended consulting
  agreement, May 13, 2004
  (unaudited)                              -         -           -           -      75,231         -           -                 -
                                 -----------  --------  ---------- -----------  ----------  --------- ----------   ---------------
Balance Forward                   20,584,214  $ 20,584  $3,441,454 $         -    (447,585) $(18,802) $ (989,057)  $    (2,041,798)
                                 -----------  --------  ---------- -----------  ----------  --------- ----------   ---------------


The accompanying notes are an integral part of these financial statements.

                                                                                                          DEFICIT      ACCUMULATED
                                                                                                        ACCUMULATED     DEFICIT
                                        COMMON          ADDITIONAL     STOCK                           PRIOR TO THE   DURING THE
                                 ---------------------   PAID-IN    SUBSCRIPTION  DEFERRED   PREPAID   DEVELOPMENT    DEVELOPMENT
                                    SHARES    AMOUNT     CAPITAL     RECEIVABLE  CONSULTING  SERVICES    STAGE          STAGE
                                 ----------- ---------  ----------- ----------- -----------  -------- -----------    ------------

Balance Forward                   20,584,214 $  20,584  $ 3,441,454 $         - $ (447,585) $ (18,802) $(989,0557)   $ (2,041,798)

Issuance of shares pursuant
  to exercise of options, May
  13, 2004 (unaudited)             2,000,000     2,000      298,000     (247,000)        -          -           -                 -

Issuance of common shares
  Pursuant to exercise of
  Options, May 16, 2004
  (unaudited)                      1,100,000     1,100      163,900     (165,000)        -          -           -                 -

Amortization of deferred
  consulting expense, May
  31, 2004 (unaudited)                     -         -            -            -    17,236          -           -                 -

Amortization of services
  prepaid with common
  stock, May 31, 2004
  (unaudited)                              -         -            -            -         -     11,874           -                 -

Net loss for the three months
  ended May 31, 2004
  (unaudited)                              -         -            -            -         -          -           -          (139,476)
                                  ----------  --------  -----------  -----------  --------- ---------  ----------    --------------
Balance, May 31, 2004
  (unaudited)                     23,684,214  $ 23,684  $ 3,903,354  $  (412,000) $(430,349)$  (6,928) $ (989,057)   $   (2,181,274)
                                  ==========  ========  ===========  ===========  ========= =========  ==========    ==============





The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         FROM
                                                                                                       INCEPTION
                                                                                                        OF THE
                                                                                                      DEVELOPMENT
                                                                                                       STAGE ON
                                                                                                       MARCH 1,
                                                                   FOR THE THREE MONTHS ENDED        2001 THROUGH
                                                                             MAY 31,                    MAY 31,
                                                                     2004             2003               2004
                                                               ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $      (139,476)  $        (3,322) $     (2,181,274)
   Adjustments to reconcile loss from operations
    to net cash used by operating activities:
     Gain on extinguishments of debt                                         -                 -          (189,233)
     Common stock issued for services                                   75,231                 -         2,143,329
     Depreciation and amortization                                      29,134                 -            29,134
   Changes in assets and liabilities:
     Increase in accrued interest                                          400                 -            13,465
     Increase (decrease) in accounts payable and
      accounts payable - related parties                               (21,288)            3,322            31,931
     Increase in accrued expenses                                        7,841                 -            71,490
                                                               ---------------   ---------------  ----------------

       Net Cash Used by Operating Activities                           (48,158)                -           (81,158)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Equipment                                                (2,650)                -            (2,650)
                                                               ---------------   ---------------  ----------------

       Net Cash Used by Investing Activities                            (2,650)                -            (2,650)
                                                               ---------------   ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                              -                 -            10,000
   Proceeds from notes payable                                               -                 -            23,000
   Proceeds from exercise of options                                    53,000                 -            53,000
                                                               ---------------   ---------------  ----------------

     Net Cash Provided by Financing Activities                          53,000                 -            86,000
                                                               ---------------   ---------------  ----------------

NET INCREASE IN CASH                                                     2,192                 -             2,192

CASH AT BEGINNING OF PERIOD                                                  1                 -                 1
                                                               ---------------   ---------------- ----------------

CASH AT END OF PERIOD                                          $         2,193   $             -  $          2,193
                                                               ===============   ===============  ================



The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Unaudited) (Continued)


                                                                                                       FROM
                                                                                                     INCEPTION
                                                                                                      OF THE
                                                                                                    DEVELOPMENT
                                                                                                     STAGE ON
                                                                                                     MARCH 1,
                                                                   FOR THE THREE MONTHS ENDED      2001 THROUGH
                                                                             MAY 31,                  MAY 31,
                                                                    2004              2003             2004
                                                               ---------------   ---------------  --------------

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:

     Interest                                                  $             -   $             -  $              -
     Income taxes                                              $             -   $             -  $              -

NON-CASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in lieu of debt                       $             -   $             -  $        215,741
     Common stock issued for services                          $             -   $             -  $      2,143,329
     Option exercise                                           $       412,000   $             -  $        412,000






The accompanying notes are an integral part of these financial statements.

                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       May 31, 2004 and February 29, 2004


NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 29, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005.

NOTE 2 -     GOING CONCERN

             The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $2,181,274 at May 31, 2004 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 -     MATERIAL EVENTS

             Death of CEO; Appointment of New CEO
             ------------------------------------

             Dr. Geoffrey V.F. Seaman, Ph.D., passed away on June 30, 2004. He had served as Chief Executive Officer and as a director since June 16, 2003. Margaret Seaman, Dr. Seaman's wife, has succeeded him as a director. Paul R. Hemmes, Ph.D., one of our directors, is acting as interim Chief Executive Officer until the Company is able to designate a permanent replacement. Dr. Hemmes is currently the sole officer of the Company. Dr. Regan continues as a member of the Board of Directors.

                           RAPID BIO TESTS CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       May 31, 2004 and February 29, 2004


NOTE 3 -      MATERIAL EVENTS (Continued)

              Stock Issuances
              ---------------

              On April 12, 2004, the Company's Chief Executive Officer, acting on behalf of the Company, entered into a twelve month consulting agreement with Daniel Peterson whereby Mr. Peterson was to advise the Company on strategic planning and business development. On this date the Company issued to Mr. Peterson options to purchase two million shares of its common stock at an exercise price of $0.265 per share. A Black-Scholes analysis determined the value of the options on this date to be $454,987. On May 13, 2004 the On May 13, 2004 the Company's Chief Executive Officer, acting on behalf of the Company, amended the Company's initial agreement with Mr. Peterson by allowing him the option to purchase its common stock at $0.15 per share. Pursuant to this amendment, a new Black-Scholes analysis determined that $75,231 of deferred consulting expense should be recognized immediately. Mr. Peterson exercised his options in full on May 13, 2004; additional paid-in capital increased by $298,000. Because Mr. Peterson furnished only $53,000 cash on this date he and the Company established a note whereby Mr. Peterson is to pay the remaining $247,000 he owes the Company over a twelve month period beginning May 13, 2004. The note bears no interest.

              On May 12, 2004, the Company's Chief Executive Officer, acting on behalf of the Company, entered into a twenty-four month consulting agreement with Henry Fahman whereby Mr. Fahman was to advise the Company on business opportunities, including prospective mergers, acquisitions, joint ventures and/or investment opportunities. On this date the Company issued to Mr. Fahman options to purchase 1.1 million shares of its common stock at an exercise price of $0.15 per share. A Black-Scholes analysis determined the value of the options on this date to be $67,829. Mr. Fahman exercised his options in full on May 16, 2004; additional paid-in capital increased by $163,900. Because Mr. Fahman furnished no cash on this date he and the Company established a note whereby Mr. Fahman is to pay the $165,000 he owes the Company within thirty days of his physical receipt of the 1.1 million common shares. The note bears no interest.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended May 31, 2004.

OUR BUSINESS. With the assistance of our management team, we intend to develop, manufacture and market a series of rapid, sensitive, accurate and reliable diagnostic tests that can be used to detect a variety of human diseases and conditions, and which have utility in a variety of veterinary and agricultural products. We believe that diagnostic tests are necessary to respond to epidemics, bio-terrorism attacks and simply to cut the current high cost of diagnostics for general health care.

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

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $2,193 as of May 31, 2004, and no or other current assets. We had $2,627 in fixed assets, which were represented by net value of equipment as May 31, 2004. Therefore, our total assets as of May 31, 2004 were $4,820. Our total current liabilities were $97,390 at May 31, 2004, which was represented by accounts payable of $118, along with $8,020 in accounts payable to related parties, $12,341 in accrued expenses, $53,150 in accrued salaries, $431 in accrued interest, $330 in accrued interest to related parties, $13,000 represented by a note payable and $10,000 in a note payable to related parties. At May 31, 2004, our liabilities exceeded our assets by $92,570.

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2004.

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 1, 2001 through May 31, 2004, we have not realized any revenues. We hope to generate revenues in the next twelve months by actively pursuing our newly adopted business plan and by the eventual sale of our planned line of diagnostic testing products. However, we cannot guarantee that our products will be ready for sale or that we will earn any revenues within the next twelve months.

OPERATING EXPENSES. For the three months ended May 31, 2004, our total operating expenses were $139,059 compared to total expenses of $2,824 for the corresponding period in 2002. The expenses for the three months ended May 31, 2004 was represented by $18,000 in officer salaries, $92,468 in consulting fees and $24,094 in general and administrative expenses. This is in comparison to the same period ending May 31, 2003, where we had operating expenses of $2,824 which was represented solely by general and administrative expenses. The large increase in operating expenses is due to incurring officer salaries and consulting expenses, incurred as a result of operating under our new management and business plan.

For the three months ending May 31, 2004, we also had an interest expense of $420. Therefore our net loss was $139,476 for the three months ended May 31, 2004. This is in comparison to $498 in interest expenses for the three months ending May 31, 2003. For the corresponding period ending in 2003, our net loss was $3,322.

Our net loss from operations since our inception of the development stage on March 1, 2001 through May 31, 2004 was $2,356,990. However, our cumulative net loss from inception of the development stage on March 1, 2001 through May 31, 2004 was $2,181,274 which was due to a gain of $189,233 which we recognized on extinguishments of debt less interest expense of $13,517.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of May 31, 2004, we had only $2,193 in cash resources. We have not yet generated any revenues from operations. We plan on raising additional operating funds through the sale of our common stock. If we are not able to raise additional funds, we may arrange for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

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

Our inability to access the capital markets or obtain acceptable financing could harm our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed diagnostic testing development activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 15,000,000 shares of our common stock, which equals approximately 66.4% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of May 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

     On April 12, 2004, Dr. Seaman, our chief executive officer at the time, executed on our behalf a twelve month consulting agreement with Daniel Peterson whereby Mr. Peterson was to advise us on strategic planning and business development. On this date our chief executive officer, Dr. Seaman, caused us to issue to Mr. Peterson options to purchase 2,000,000 shares of our common stock at an exercise price of $0.265 per share. These options were registered by means of our Form S-8 filed on April 1, 2004. On May 13, 2004 the initial agreement with Mr. Peterson was amended to allow him the option to purchase our common stock at $0.15 per share. Mr. Peterson exercised his options in full on May 13, 2004. Because Mr. Peterson furnished only $53,000 cash on this date he issued us a note whereby he is to pay the remaining $247,000 he owes us over a twelve month period beginning May 13, 2004. The note bears no interest.

     On May 12, 2004, Dr. Seaman, our chief executive officer at the time, executed on our behalf a twenty-four month consulting agreement with Henry Fahman whereby Mr. Fahman was to advise us on business opportunities, including prospective mergers, acquisitions, joint ventures and/or investment opportunities. On this date, our chief executive officer, Dr. Seaman caused us to issue to Mr. Fahman options to purchase 1,100,000 shares of our common stock at an exercise price of $0.15 per share. These options were registered by means of our Form S-8 filed on April 1, 2004. Mr. Fahman exercised his options in full on May 16, 2004. Because Mr. Fahman furnished no cash on this date he issued us a note whereby he is to pay the $165,000 he owes us within thirty days of his physical receipt of the 1,100,000 common shares. The note bears no interest.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Subsequent to the period covered by this report, we filed a report on Form 8-K on July 16, 2004 containing Item 5 - Other events regarding the passing of Dr. Seaman, our chief executive officer and one of our directors on June 30, 2004. On July 8, 2004, Margaret Seaman, Dr. Seaman's widow, was appointed as one of our directors. We expect that Ms. Seaman, who owns 275,000 shares of our common stock, will inherit Dr. Seaman's shares ownership of 9,000,000 shares of our common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K

We filed a report on Form 8-K on March 18, 2004 containing Item 5 - Other events, including a press release announcing that we have entered into an Agreement with Dr. Michael Huchital of Warwick, New York. The Agreement is for us to acquire all rights, interests and title to a portfolio of rapid diagnostic tests developed, under development or in research. Research and development on a rapid field test for Hepatitis B virus and Bubonic Plague has been completed. Tests under development include Mad Cow Disease, Rabies Virus, West Nile Virus, four strains of Malaria and Whooping Cough. Tests under joint study and research include Chagas' disease, Tuberculosis, Clostridium Botulinum toxin and Ricin toxin. We expect that Dr. Huchital will collaborate with us on the development of prototype tests for validation and these tests will then be outsourced to an OEM manufacturer. Along with Dr. Huchital, we expect to be able to react very quickly to develop new rapid diagnostic tests to address any new outbreaks or epidemics worldwide through joint use of facilities and collaboration of personnel.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Rapid Bio Tests Corporation,
                                       a Nevada corporation



July 26, 2004                 By:      /s/  Paul R. Hemmes
                                       ----------------------------------------
                                       Paul R. Hemmes
                              Its:     Acting Chief Executive Officer, Director