Form 10QSB
period 2004-08-31
RAPID BIO TESTS CORP
filed 2004-11-23
CIK 1121459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

    OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________.

Commission File Number: 000-31567

 Rapid Bio Tests Corporation

 (Exact name of small business issuer as specified in its charter)

Nevada 35-0511303

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization)

5409 Ivy Street, Springfield, Oregon 97478

(Address of principal executive offices)

(541)686.5989

(Issuer's Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 31, 2004 there were 23,684,214 shares of the issuer's $.001 par value common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

RAPID BIO TESTS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2004 and February 28, 2004

RAPID BIO TESTS CORPORATION

(A Development Stage Company)

Balance Sheets

ASSETS
	August 31, 2004	February 28, 2004
	(Unaudited)
CURRENT ASSETS

Cash	$ 19	$ 1
Total Current Assets	19	1
PROPERTY AND EQUIPMENT, NET	2,531	-
TOTAL ASSETS	$ 2,550	$ 1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 48,609	$ 27,716
Accounts payable - related parties	2,919	8,920
Accrued expenses	12,342	4,500
Accrued salaries	53,150	53,150
Accrued interest	561	301
Accrued interest - related parties	458	60
Notes payable	10,000	10,000
Notes payable - related parties	13,000	13,000
Total Current Liabilities	141,039	117,647
Total Liabilities	141,039	117,647

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001; authorized120,000,000 shares; 23,684,214 and 20,584,214 shares issued and outstanding, respectively	23,684	20,584
Additional paid-in capital	3,650,544	2,918,638
Prepaid services	-	(18,802)
Deferred consulting	(201,146)	-
Stock subscription receivable	(408,500)	-
Deficit accumulated prior to the development stage	(989,057)	(989,057)
Deficit accumulated during the development stage	(2,214,014)	(2,049,009)
Total Stockholders' Equity (Deficit)	(138,489)	(117,646)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,550	$ 1

The accompanying notes are an integral part of these financial statements.

RAPID BIO TESTS CORPORATION

(A Development Stage Company)

Statement of Operations

(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,		From Inception of the Development Stage on march 1, 2001 through August 31, 2004
	2004	2003	2001	2003
REVENUES	$ -	$ -	$ -	$ -	$ -
EXPENSES
Officer salaries	-	24,000	18,000	24,000	79,000
Consulting fees	65,940	2,028,448	75,788	2,028,448	2,129,986
Legal fees	16,233	-	20,727	-	59,222
General and Administrative	25,372	32,181	49,466	35,005	120,918
Total Expenses	107,545	2,084,629	163,981	2,087,453	2,389,126
LOSS FROM OPERATIONS	(107,545)	(2,084,629)	(163,981)	(2,087,453)	(2,389,126)
OTHER INCOME (EXPENSES)
Gain on extinguishments of debt	-	-	-	-	189,233
Interest expense	(604)	(41)	(1,024)	(539)	(14,121)
Total Other Income (Expense)	(604)	(41)	(1,024)	(539)	175,112
INCOME (LOSS) BEFORE INCOME TAXES	(108,149)	(2,084,670)	(165,005)	(2,087,992)	(2,214,014)
Income Taxes	-	-	-	-	-
NET (LOSS)	$ (108,149)	$(2,084,670)	$(165,005)	$(2,087,992)	$(2,214,014)
BASIC LOSS PER SHARE:	$ (0.00)	$ (0.14)	$ (0.01)	$ (0.26)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,684,214	15,498,392	22,419,540	7,987,260

The accompanying notes are an integral part of these financial statements.

RAPID BIO TESTS CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common		Additional Paid-In Capital	Stock Subscription Receivable	Deferred Consulting	Prepaid Services	Deficit Accumulated Prior to the Development Stage	Accumulated Deficit During the Development Stage
	Shares	Amount
Balance, February 28, 2001	39,614	$ 39	$ 563,971	$ -	$ -	$ -	$ (989,057)	$ -
Common stock issued in satisfaction of debt at $0.123 per share, December 17, 2001	7,000	7	214,734	-	-	-	-	-
Common stock issued in satisfaction of debt at $0.001 per share, February 1, 2002	4,000	4	996	-	-	-	-	-
Common stock issued for services at $0.001 per share, February 1, 2002	63,600	64	15836	-	-	-	-	-
Net income for the year ended February 28, 2002	-	-	-	-	-	-	-	-
Balance, February 28, 2002	114,214	114	795,537	-	-	-	(989,057)	135,157
Net income for the year ended February 28, 2003	-	-	-	-	-	-	-	-
Balance, February 28, 2003	114,214	114	795,537	-	-	-	(989,057)	135,157
Common stock issued for assets at predecessor cost of $0.00 per share on June 19, 2003	15,000,000	15,000	(15,000)	-	-	-	-	-
Common stock issued for consulting services at $0.38 per share on July 24, 2003	5,450,000	5,450	2,065,550	-	-	-	-	-
Assumption and forgiveness of debt by related parties	-	-	65,571	-	-	-	-	-
Common stock issued for cast at $0.50 per share on November 12, 2003	20,000	20	9,980	-	-	-	-	-
Net loss for the year ended February 29, 2004	-	-	-	-	-	-	-	(2,184,166)
Balance, February 29, 2004	20,584,214	20,584	2,918,638	-	-	(18,802)	(989,057)	(2,049,009)
Option issued for services, April 12, 2004 (unaudited)	-	-	178,714	-	(178,714)	-	-	-
Options issued for services, May 12, 2004 (unaudited)	-	-	67,830	-	(67,830)	-	-	-
Revaluation of options issued for services pursuant to amended consulting agreement, May 13, 2004 (unaudited)	-	-	23,462	-	(23,462)	-	-	-
Issuance of shares pursuant to exercise options, May 13, 2004 (unaudited)	2,000,000	2,000	298,000	(247,000)	-	-	-	-
Issuance of shares pursuant to exercise of options, May 16, 2004 (unaudited)	1,100,000	1,100	163,900	(165,000)	-	-	-	-
Cash received for subscription receivable, July 30, 2004 (unaudited)	-	-	-	3,500	-	-	-	-
Amortization of deferred consulting expense, August 31, 2004 (unaudited)	-	-	-	-	68,860	-	-	-
Amortization of services prepaid with common stock, August 31,2004 (unaudited)	-	-	-	-	-	18,802	-	-
Net loss for the six months ended August 31, 2004 (unaudited)	-	-	-	-	-	-	-	(165,005)
Balance, August 31, 2004 (unaudited)	23,684,214	$23,684	$ 3,650,544	$ (408,500)	$ (201,146)	$ -	$(989,057)	$ (2,214,014)

The accompanying notes are an integral part of these financial statements.

RAPID BIO TESTS CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended August 31,		From Inception of the Development Stage on March 1, 2001 through August 31, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (165,005)	$ (2,087,992)	$ (2,214,014)
Adjustments to reconcile loss from operations to net cash used by operating activities:
Gain on extinguishments of debt	-	-	(189,233)
Common stock issued for services	-	2,028,448	2,068,098
Depreciation	119	-	119
Amortization of prepaid services and deferred consulting	87,662	-	87,662
Changes in assets and liabilities:
Increase in accrued interest and accrued interest - related parties	658	41	13,723
Increase in accounts payable and accounts payable - related parties	14,892	34,313	75,322
Increase in accrued expenses	7,842	12,150	71,492
Net Cash Used by Operating Activities	(53,832)	(13,040)	(86,831)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,650)	-	(2,650)
Net Cash Used by investing Activities	(2,650)	-	(2,650)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from cash overdraft	-	40	-
Proceeds from notes payable	-	13,000	23,000
Common stock issued for cash	-	-	10,000
Proceeds from exercise of options	53,000	-	53,000
Proceeds from stock subscription receivable	3,500	-	3,500
Net Cash Provided by Financing Activities	56,500	13,040	89,500
NET INCREASE IN CASH	18	-	19
CASH AT BEGINNING OF PERIOD	1	-	-
CASH AT END OF PERIOD	$ 19	$ -	$ 19
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in satisfaction of debt	$ -	$ -	$ -
Common stock issued for services	$ -	$ 2,028,448	$ 2,068,098

The accompanying notes are an integral part of these financial statements.

RAPID BIO TESTS CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2004 and February 28, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended August 31, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

Certain amounts related to prior periods have been reclassified to conform with current period financial statement presentation.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $3,203,071 at August 31, 2004 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS

Changes in Management

Dr. Geoffrey V.F. Seaman, Ph.D., passed away on June 30, 2004. He had served as Chief Executive Officer and as a director since June 16, 2003. Margaret Seaman, Dr. Seaman's wife, has succeeded him as a director. Paul R. Hemmes, Ph.D., one of our directors had been acting as interim Chief Executive Officer until August 10, 2004 when the Company appointed Dr.

Michael Huchital as the Chief Executive Officer and entered into an employment agreement with him. Effective October 10, 2004, Dr. Huchital terminated his employment with the Company and Mr. Hemmes is again acting as interim Chief Executive Officer.

Stock Issuances

On April 12, 2004, the Company's Chief Executive Officer, acting on behalf of the Company, entered into a twelve month consulting agreement with Daniel Peterson whereby Mr. Peterson was to advise the Company on strategic planning and business development. On this date the Company issued to Mr. Peterson options to purchase two million shares of its common stock at an exercise price of $0.265 per share. A Black-Scholes analysis determined the value of the options on this date to be $178,714. On May 13, 2004 the Company's Chief Executive Officer, acting on behalf of the Company, amended the Company's initial agreement with Mr. Peterson by reducing the exercise price of the options to $0.15 per share. Pursuant to this amendment, a new Black-Scholes analysis determined that the new value of the options was $202,176, a $23,462 increase from the first valuation. Mr. Peterson exercised his options in full on May 13, 2004 by paying $53,000 cash and executing a note whereby Mr. Peterson is to pay the remaining $247,000 he owes the Company over a twelve month period beginning May 13, 2004. The note bears no interest.

On May 12, 2004, the Company's Chief Executive Officer, acting on behalf of the Company, entered into a twenty-four month consulting agreement with Henry Fahman whereby Mr. Fahman was to advise the Company on business opportunities, including prospective mergers, acquisitions, joint ventures and/or investment opportunities. On this date the Company issued to Mr. Fahman options to purchase 1.1 million shares of its common stock at an exercise price of $0.15 per share. A Black-Scholes analysis determined the value of the options on this date to be $67,830. Mr. Fahman exercised his options in full on May 16, 2004. Because Mr. Fahman furnished no cash on this date he and the Company entered into a note agreement whereby Mr. Fahman is to pay the $165,000 he owes the Company within thirty days of his physical receipt of the 1.1 million common shares. The note bears no interest. On July 16, 2004, the Company received $3,500 from Mr. Fahman, reducing the note balance t0 $161,500. As of August 31, 2004, the promissory note was amended to become due and payable on February 28, 2005.

Letter of Intent for a Reverse Merger

On November 8, 2004, the Company entered into a Letter of Intent to acquire 100% of the equity interests of Mirae Tech Company Ltd., a Republic of Korea corporation with its principal offices located in South Korea, in exchange for 37,200,000 restricted shares of common stock of the Company.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended August 31, 2004.

OUR BUSINESS. On June 16, 2003, we entered into Employment and Asset Purchase Agreements with Dr. Geoffrey Seaman, Dr. Paul Hemmes, and Dr. David Regan to retain their management and technical services and to purchase the intellectual property necessary to develop our proposed medical testing products. Pursuant to these agreements, we issued thirty million shares of our common stock to Dr. Seaman, to Dr. Hemmes, and to Dr. Regan in exchange for their management services and certain intellectual property necessary to develop our proposed products and processes. With the assistance of our new management, we intended to develop, manufacture and market a series of rapid, sensitive, accurate and reliable diagnostic tests that could be used to detect a variety of human diseases and conditions, and which would have utility in a variety of veterinary and agricultural products. We believed that diagnostic tests were necessary to respond to epidemics, bio-terrorism attacks and simply to cut the current high cost of diagnostics for general health care.

Our management had examined a wide range of current technologies used for rapid identification of microorganisms and toxic agents, but believed that cutting edge and high tech approaches were unproven on a large scale and did not meet the needs of today's environment. For these reasons, we planned to focus our efforts on established technology. We proposed to develop a panel of rapid, accurate, robust and easy to perform tests for field assays and point-of-care testing. We also proposed to develop a product line of tests for the rapid and definitive detection of infectious diseases including bacterial and viral pathogens, as well as toxins, which our management believed could be met by rapid latex agglutination slide tests for the primary on-site identification. We believed that such tests were simple, easy to manufacture, inexpensive and would not require instrumentation or electricity, nor were highly trained personnel necessary to read the test results.

We intended to develop and bring to the market place a series of diagnostic tests for various diseases and conditions using a latex-based technology that was novel and proprietary. We planned to make use of technology that is protected by existing patent applications and our management believed that the key steps in the process were virtually impossible to reverse engineer. Our management had agreed to take the necessary steps to ensure that all intellectual property necessary to conduct such tests, including patents, would be transferred to us. Our management believed that such rapid latex-based diagnostic tests represented an effective, simple, inexpensive and versatile analysis method, which would be robust, technically mature and usable in the field. Our management believed that broad applications for this type of testing technology included identification of infectious diseases originating from epidemics, acts of terrorism or individual cases at point- of- care facilities. Our management anticipated that the latex technology platform would also be broadly applicable in the medical, veterinary, agricultural and water diagnostic test markets. Our management believed that rapid latex tests would have major advantages over many other diagnostic test approaches in speed and costs. In the estimation of our management, such test technology would translate to less expensive delivery of health care, not only to the American public and other developed nations, but also in developing nations.  Because rapid latex diagnostic tests would not require laboratory facilities or electrical power, our management believed these types of tests would ideally be suited for field-testing or use by first responders or various emergency personnel.

We believed that an appropriate combination of the technology inventions, identification of ideal target markets, coupled with the basic capabilities of the principals would enable us to achieve our objectives and rapidly reduce the latex technology platforms to practice, allowing us to proceed to commercialization and sale of our products.

However, due to the sudden death of our late Chairman and Chief Executive Officer, Dr. Geoffrey Seaman and the subsequent resignation of Dr. Michael A. Huchital, our new Chief Executive Officer who had succeeded Dr. Geoffrey Seaman, our management is no longer  convinced that the Company is well-positioned to pursue the development of diagnostic tests as its core business. As a result, the Company has entered into a letter of intent to acquire 100% of Mirae Tech Company, Ltd., a Republic of Korea corporation, which is engaged in the manufacturing and marketing of far infrared conductive textile products, in exchange for 37,200,000 restricted shares of common stock of the company. The consummation of this proposed transaction is subject to the signing of a definitive agreement by and between the two companies, satisfactory due diligence review and the consent of the board of directors and majority shareholders of both parties.

FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES. As of August 31, 2004, we only had $19 in cash, no other current assets, and $2,531 in equipment and property. Our total current liabilities were $141,039 at August 31, 2004, which was represented mainly by accounts payable of $48,609, accrued expenses of $12,342, accrued salaries of $53,150, and notes payable of $23,000 which included $13,000 from related parties. At August 31, 2004, our liabilities exceeded our assets by $138,489.

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 1, 2001 through August 31, 2004 we have not realized any revenues. We hope to generate revenues in the next twelve months by acquiring Mirae Tech Company, Ltd. and changing our scope of business. However, we cannot guarantee that the proposed transaction with Mirae Tech Company, Ltd. can be consummated.

OPERATING EXPENSES. For the three months ended August 31, 2004, our total operating expenses were $107,545 compared to total expenses of $2,084,629 for the corresponding period in 2003. The expenses for the three months ended August 31, 2004 was represented by $65,940 in consulting fees, $16,233 in legal fees, and $25,372  in general and administrative expenses. This is in comparison to the same period ending August 31, 2003, where we had operating expenses of $2,084,629 which was represented mainly by $2,028,448 in consulting fees and by $32,181 in general and administrative expenses. The large decrease in operating expenses is due to the decrease in consulting fees, the reduction of general and administrative expenses, and the absence of officer salaries.

For the three months ending August 31, 2004, we also had an interest expense of $604, compared to $41 for the same period ending August 31, 2003. Therefore our net loss was $108,149 for the three months ended August 31, 2004, or equivalent to ($0.00) per share, as compared to a net loss of $2,084,670 for the three months ended August 31, 2003, or equivalent to ($0.l4) per share. Our net loss from operations from our inception of the development stage on March 1, 2001 through to August 31, 2004 was $2,214,014.

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2004.

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 1, 2001 through August 31, 2004, we have not realized any revenues.

OPERATING EXPENSES. For the six months ended August 31, 2004, our total operating expenses were $163,981 compared to total expenses of $2,087,453 for the corresponding period in 2003. The expenses for the six months ended August 31, 2004 was represented by $18,000 in officer salaries, $75,788 in consulting fees, $20,727 in legal fees, and $49,466 in general and administrative expenses. This is in comparison to the same period ending August 31, 2003 which was represented by $24,000 in officer salaries, $2,028,448 in consulting fees and $35,005 in general and administrative expenses. The large decrease in operating expenses is due to the decrease in consulting fees and officer salaries, offset by the increase in legal fees and general and administrative expenses.

For the six months ending August 31, 2004, we also had an interest expense of $1,024. Therefore our net loss was $165,005, or equivalent to ($0.01) per share.  This is in comparison to $539 in interest expenses for the six months ended August 31, 2003, making our net loss for the corresponding period in 2003 a total of $2,087,992, or equivalent to ($0.26) per share.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of August 31, 2004, we had only $19 in cash. We have not yet generated any revenues from operations. We plan on raising additional operating funds through the sale of our common stock.  If we are not able to raise additional funds, we may arrange for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

Our plan of operation over the next twelve months is materially dependent on our ability to consummate the acquisition of Mirae Tech Company, Ltd. or an alternative viable business as our new core. We must also raise additional working capital either through the sale of our common stock or through loans. We currently work with outside consultants to arrange an $5 million equity line of credit but there is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. ON JULY 16, 2004, WE FILED A REPORT ON FORM 8-K FILED A REPORT CONTAINING THE INFORMATION BELOW:

ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE.

On June 30, 2004, Dr. Geoffrey V.F. Seaman, the chief executive officer of Rapid Bio Tests Corporation, a Nevada corporation (the "Registrant") and one of its directors passed away. On July 8, 2004, Margaret Seaman, Dr. Seaman's widow, was appointed as one of our directors.

Margaret Seaman, 63, was appointed as a director on July 8, 2004. She is presently serving on the board of directors of Western Biomedical Research, a private company. From June 2003 to the present, the Registrant has contracted with Ms. Seaman to perform services in the areas of operations planning, human resources assessment, office managerial services, and bookkeeping duties as directed by the Registrant's management. Ms. Seaman also acted as executive assistant to Geoffrey Seaman, our former Chief Executive Officer and Chairman of the Board of Directors. During that period, her duties included compiling technology prospects for review by the Registrant as well as compiling information for review for various funding initiatives. From June 2002 to June 2003, Ms. Seaman acted as Executive Assistant to Geoffrey Seaman, prior his joining the Registrant's management. Since 2001, Ms. Seaman has also been a member of the Board of Directors of Elder Research Corporation, a private company. Elder Research Corporation is an innovative engine design company where Ms. Seaman also acted as a member of the Executive Committee and was in charge of human resources for that company. From 1982 to 1985, Ms. Seaman was on the board of directors, Interfacial Dynamics Corporation, a private company, that made medical diagnostic test kits. From 1985 to 2001, Ms. Seaman was not employed outside the home. Ms. Seaman is not an officer or director of any other reporting company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 16, 2004	Rapid Bio Tests Corporation
By: Paul Hemmes

Paul Hemmes, Acting Chief Executive Officer

B. ON AUGUST 12, 2004, WE FILED A REPORT ON FORM 8-K FILED A REPORT CONTAINING THE INFORMATION BELOW:

ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE.

On August 10, 2004 Dr. Michael Huchital accepted his appointment as the chief executive officer of Rapid Bio Tests Corporation, a Nevada corporation (the "Registrant"),following the passing of its former chief executive officer, Dr. Geoffrey V.F. Seaman on June 30, 2004. Dr. Paul Hemmes served as the Registrant's acting chief executive officer during the interim time.

Michael A. Huchital, 54. Dr. Huchital has been serving as the Registrant's chief consultant since March 2004. The Registrant's management anticipates that Dr. Huchital's firm, Quality Antisera Development and Production, will be serving as a manufacturer and supplier to the Registrant when test kit development and production is able to begin. From 1989 to the present, Dr. Huchital has been and is currently the sole proprietor and President of Quality Antisera Development and Production, located in Warwick, NY. This company develops and manufactures immunological reagents for use in the medical diagnostics industry.

From 1992 to 1995, Dr. Huchital was a Lederle Labs Group Leader; prior to that, he was a senior scientist at Sondoz Pharmaceuticals from 1988 to 1992. Prior to that he was a scientist with Fisher Diagnostics from 1985 to 1988. Dr. Huchital earned his Doctorate degree in 1984 and his Bachelors degree in Biochemistry in 1974 the same field. Dr. Huchital was also an NIH Fellow at the NYS institute for Basic Research in 1982-1983 and an NIH Post Doctoral Fellow at City University of New York in 1985. Dr. Huchital is not an officer or director of any other reporting company.

The Registrant reported on March 18, 2004 that it entered into an Agreement with Dr. Michael Huchital of Warwick, New York. The Agreement is for the Registrant to acquire all rights, interests and title to a portfolio of rapid diagnostic tests developed, under development or in research. Research and development on a rapid field test for Hepatitis B virus and Bubonic Plague has been completed.  Tests under development include Mad Cow Disease, Rabies Virus, West Nile Virus, four strains of Malaria and Whooping Cough. Tests under joint study and research include Chagas' disease, Tuberculosis, Clostridium Botulinum toxin and Ricin toxin. The Registrant expects that Dr. Huchital will collaborate with it on the development of prototype tests for validation and these tests will then be outsourced to an OEM manufacturer. Along with Dr. Huchital, the Registrant expects that once these tests are developed that it will to be able to react very quickly to develop new rapid diagnostic tests to address any new outbreaks or epidemics worldwide through joint use of facilities and collaboration of personnel.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2004	Rapid Bio Tests Corporation
By: Michael Huchital

Michael Huchital, Chief Executive Officer Page 9

C. ON AUGUST 19, 2004, WE FILED A REPORT ON FORM 8-K FILED A REPORT CONTAINING THE INFORMATION BELOW:

ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE.

On August 18, 2004 Dr. Michael Huchital accepted his appointment as a director of Rapid Bio Tests Corporation, a Nevada corporation (the "Registrant"). Dr.

Huchital is the Registrant's recently-appointed Chief Executive Officer. On August 6, 2004, the Registrant entered into an employment agreement with Dr. Huchital which is attached hereto as an exhibit.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

Index to Exhibits

10.2 Employment agreement with Dr. Huchital

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2004	Rapid Bio Tests Corporation
By: Michael Huchital

Michael Huchital, Chief Executive Officer

D. ON NOVEMBER 16, 2004, WE FILED TWO REPORTS ON FORM 8-K FILED A REPORT CONTAINING THE INFORMATION BELOW:

Item 5.02     Departure of Directors of Principal Officers; Election of Directors; Appointment of Principal Officers.

On September 10, 2004, Dr. Michael Huchital ("Huchital"), the Chief Executive Officer and a director of Rapid Bio Tests Corporation (the "Company"), submitted his resignation to the Company's Board of Directors. Effective October 10, 2004, Huchital terminated his employment and his consulting agreement with the Company for the reasons stated in his letter of resignation (attached hereto as Exhibit 17.1)

Item 9.01     Financial Statements and Exhibits.

Exhibit 17.1 - Letter of Resignation on behalf of Michael Huchital, dated September 10, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 15, 2004	Rapid Bio Tests Corporation
By: Margaret Seaman

Margaret Seaman, Director

Exhibit 17.1

STOEBERL & OBERG

Attorneys At Law

David D. Oberg Tel: 845.986.8200

Partner Fax: 845.986.8208

September 10, 2004

Via First Class Mail

Margaret Seaman, Board Chairperson

Rapid Bio Tests Corporation

5409 Ivy Street

Springfield, Oregon 97478

Rapid Bio Tests Corporation

Post Office Box 22510

Eugene, Oregon 97402

Re: Employment of Michael Huchital

Dear Ms. Seaman:

On behalf of our client, Mr. Michael Huchital, we hereby provide notice to Rapid BioTest Corporation ("RBC") of our client's intent to terminate his employment with RBC for cause, and also to terminate his consulting agreement with RBC for cause.

Pursuant to Section 3 of the Employment Agreement between Mr. Huchital and RBC, Mr. Huchital was to receive compensation from RBC in the amount of $6,667.67 on September 1, 2004. However, to date he has not received any payment from RBC. The failure to pay Mr. Huchital his salary constitutes good cause for his termination of the agreement. Therefore, pursuant to Section 5(c)(ii) of the agreement, Mr. Huchital hereby provides Notice of Termination of the Agreement effective 30 days from the date of this letter, or October 10, 2004.

Pursuant to Section 1 of the Corporation and Independent Contractors Agreement, Mr. Huchital also hereby provides notice that because the Company has failed to timely compensate him for his reimburable expenses, in compliance with Section 7, that he is terminating the Agreement for good cause, effective immediately.

If you have any questions regarding this matter, please don't hesitate to contact me.

Very truly yours,

/s/ David D. Oberg

David D. Oberg, Esq.

S&O

17 West Street

Warwick, NY 10990

Item 8.01     Other Events.

On November 8, 2004, Rapid Bio Tests Corporation (the "Company") entered into a Letter of Intent ("LOI") to acquire 100% of the equity interests of Mirae Tech Company Ltd. ("Mirae"), a Republic of Korea corporation with its principal offices located in South Korea. Mirae has been in business since 2001 and has developed and holds several patents related to "Conductive Textile". Conductive Textile is a product that utilizes infrared or radiant heat to create products that transmit energy or heat in various applications. Mirae has utilized this technology and is currently selling products in Asia. Mirae plans to introduce its product line to the North American marketplace.

Terms of the LOI (attached hereto as Exhibit 10.3) call for the Company to enter into a definitive acquisition agreement whereby the Company will acquire 100% of the equity interest of Mirae in exchange for 37,200,000 shares of the Company's common stock to be issued to Mirae's shareholders. Upon closing, it is anticipated that the Company's current Board of Directors will appoint principals and nominees of Mirae to the Company's board. In addition, the Company will change its name upon closing and will divest itself of its rapid diagnostic testing technology in order to fully focus on Mirae's line of business. Completion and closing of this transaction is subject to completion of all negotiations, the execution of a formal definitive agreement and obtaining of any and all required regulatory and shareholder approvals for a transaction of this nature.

Item 9.01     Financial Statements and Exhibits.

Exhibit 10.3 - Letter of Intent to Acquire Mirae Tech Company Ltd., dated November 8, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAPID BIO TESTS CORPORATION

/s/ Margaret Seaman

Margaret Seaman,

Director

Date: November 15, 2004

Exhibit 10.3

LETTER OF INTENT

This letter shall set forth the Letter of Intent guidelines (the "LOI") between Rapid Bio Tests Corp. ("RBIOE") (Attn. Peggy Seaman), a Nevada corporation with its principal offices at 4826 Elderberry Loop, Springfield, OR 97478 and Mirae Tech. Company, Ltd. ("MIRAE") (Attn. Johnny Park), a Republic of Korea corporation with its principal offices at 636-3 Yeolla-ri, Yeoju-eup, Yeoju-gun, Gyeonggi-do, Korea.

Both parties hereby agree to the following terms of this LOI:

1. RBIOE and MIRAE are parties to this LOI dated November 8, 2004.

2. The LOI sets forth guidelines for future negotiations between RBIOE and MIRAE, relating to the execution of a Definitive Agreement between RBIOE and MIRAE containing representations, warranties, covenants, and indemnities customary for a transaction of this type.

3. RBIOE is considering acquiring one hundred percent (100%) equity interests in MIRAE in exchange for 37,200,000 restricted shares of common stock of RBIOE.

4. RBIOE shall promptly divest of its existing technology relating to the potential developments of bio tests upon the signing of the Definitive Agreement and cancel 13,700,000 shares of common stock of the Company that were issued to its late Chairman and CEO Geoffrey Seaman, David Regan and Paul Hemmes in return for the technology, intellectual property and any proprietary know-how purchased by RBIOE for the shares.

5. All of the existing directors and officers of RBIOE shall resign upon the signing of the Definitive Agreement and shall simultaneously appoint new board members recommended by MIRAE or its assignees.

6. Mrs. Peggy Seaman shall receive net payments of $40,000 for her past management service to the company within 90 days of the signing of the Definitive Agreement and the return of 8,100,000 shares of the late Geoffrey Seaman's shares to the treasury of RBIOE and RBIOE returning the underlying technology to her and the other heirs of Geoffrey Seaman's estate.

7. Completion of the transaction will be conditioned, among other matters, upon:

 (a) Upon signing of this Letter of Intent, MIRAE will immediately cooperate and accommodate RBIOE for the Due Diligence of MIRAE.

 (b) RBIOE's filing of Form 10Q for the latest quarter.

 (c) MIRAE's due diligence of RBIO's financial statements and being able to reach a mutually acceptable agreements to settle certain debts by the issuance of restricted shares of RBIOE where ever possible.

 (d) The heirs of Geoffrey Seaman's estate agree to enter into lawful agreements for the cancellation of certain restricted shares and for the return of certain property to the estate of Geoffrey Seaman. The heirs further agree to accept restricted shares for full settlement of all deferred salary owed by RBIOE to the late Geoffrey Seaman. Should there be any issues preventing the heirs from immediately entering into these agreements because of estate issues then all of the heirs agree to enter into an agreement whereby they agree that the shares and technology will be placed into an escrow arrangement that directs the shares and technology to be transferred immediately upon resolution of any estate issues. The heirs further agree that they will give the management of MIRAE a proxy to vote their 9,000,000 on all matters until such time that the shares have been returned to the company less 900,000 shares which will be distributed as to 200,000 to Peggy Seaman and 100,000 each to her seven children.

 (e) David Regan and Paul Hemmes agree to enter into an agreement to return 1,800,000 and 3,800,000 of their restricted shares respectively to the treasury of RBIOE in return for and all technology, intellectual property and proprietary know-how presently held by RBIOE.

 (f) Execution of a Definitive Agreement promptly after the filing of the 10QsB report by RBIOE for the latest quarter.

 (g) If a Definitive Agreement is not executed one week after the filing of the 10QSB report, this LOI shall terminate unless it is extended to a later date by mutual agreement of both parties. In case a Definitive Agreement cannot be executed for any reason, RBIOE and Peggy Seaman jointly and severally agree to repay all monies advanced by certain shareholders in connection with the preparation of the 10QSB report and legal fees, if any.

This letter constitutes the entire Letter of Intent of the Parties relating to the acquisition of MIRAE by RBIOE and supersedes all prior contracts or agreements with respect to those matters, whether oral or written. Each party's rights under this letter are assignable only with the prior written consent of the other party. This letter and the rights and duties of the parties arising out of this letter shall be governed by and construed and enforced in accordance with the laws of the State of California.

(this part intentionally left blank)

Agreed and Approved Agreed and Approved

This 8th day of This 8th day of

November, 2004. November, 2004.

Rapid Bio Tests Corp. Mirae Technology Co., Ltd.

A Nevada Corporation a Republic of Korea Corporation

By: /s/ Peggy Seaman By: /s/ Jong-Ho Bae

Peggy Seaman, Chairman & Director Jong-Ho Bae, President

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned,

thereunto duly authorized.

November 19, 2004	Rapid Bio Tests Corporation

/s/ Paul R. Hemmes
Paul R. Hemmes, Acting Chief Executive Officer

CERTIFICATIONS

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

Date: November 19, 2004

/s/ Paul R. Hemmes

------------------------

Paul R. Hemmes

Interim Chief Executive Officer

CERTIFICATIONS

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

Date: November 19, 2004

/s/ Paul R. Hemmes

_________________

Paul R. Hemmes

Chief Financial Officer