Form 10QSB/A
period 2004-08-31
RAPID BIO TESTS CORP
filed 2004-11-30
CIK 1121459

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

Date: November 19, 2004

/s/ Paul R. Hemmes

_________________

Paul R. Hemmes

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIO0N 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Rapid Bio Tests Corporation on form 10-QSB for the six months ending August 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul R. Hemmes, interim Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Paul R. Hemmes

Paul R. Hemmes

Interim Chief Executive Officer and

Chief Financial Officer