Form 10QSB
period 2004-11-30
RAPID BIO TESTS CORP
filed 2005-01-26
CIK 1121459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934 For the transition period from ___________ to ____________.

Commission File Number: _________

Bio-Warm Corporation

(formerly Rapid Bio Tests Corporation)

(Exact name of small business issuer as specified in its charter)
Nevada	35-0511303
(State of other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 1230

Huntington Beach, CA 92647

(Address of principal executive offices)

(714) 843-5462

(Issuer's Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 30, 2004 there were 23,684,214 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BIO-WARM CORPORATION

(Formerly Rapid Bio Tests Corporation)

(A Development Stage Company)

Balance Sheets

	November 30, 2004	February 28, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 34	$ 1
Total Current Assets	34	1

PROPERTY AND EQUIPMENT, NET	2,435	-

TOTAL ASSETS	$ 2,469	$ 1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$ 92	$ -
Accounts payable	45,862	27,716
Accounts payable - related parties	2,920	8,920
Accrued expenses	12,342	4,500
Accrued salaries	53,150	53,150
Accrued interest	691	301
Accrued interest - related parties	613	60
Notes payable	13,000	13,000
Notes payable - related parties	19,062	10,000
Total Current Liabilities	147,732	117,647

Total Liabilities	147,732	117,647

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001; authorized 120,000,000 shares;
23,684,214 and 20,584,214 shares issued and outstanding, respectively	23,684	20,584
Additional paid-in capital	3,650,544	2,918,638
Prepaid services	-	(18,802)
Deferred consulting	(142,124)	-
Stock subscription receivable	(408,500)	-
Deficit accumulated prior to the development stage	989,057)	(989,057)
Deficit accumulated during the development stage	(2,279,810)	(2,049,009)
Total Stockholders' Equity (Deficit)	(145,263)	(117,646)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,469	$ 1

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(Formerly Rapid Bio Tests Corporation)

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,		From Inception Of the Development Stage on March 1, 2001 through November 30, 2004
	2004	2003	2004	2003

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Officer salaries	-	18,000	18,000	42,000	79,000
Consulting fees	59,023	12,875	134,811	2,041,323	2,189,009
Legal fees	2,208	-	22,935	-	61,430
General and Administrative	3,831	12,911	53,297	47,916	124,749

Total Expenses	65,062	43,786	229,043	2,131,239	2,454,188

LOSS FROM OPERATIONS	(65,062)	(43,786)	(229,043)	(2,131,239)	(2,454,188)

OTHER INCOME (EXPENSE)
Gain on extinguishments of debt	-	-	-	-	189,233
Interest expense	(734)	(130)	(1,758)	(669)	(14,855)

Total Other Income (Expense)	(734)	(130)	(1,758)	(669)	174,378

INCOME (LOSS) BEFORE INCOME TAXES	(65,796)	(43,916)	(230,801)	(2,131,908)	(2,279,810)

Income taxes	-	-	-	-	-

NET (LOSS)	$ (65,796)	$ (43,916)	$ (230,801)	$ (2,131,908)	$ (2,279,810)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.12)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	23,684,214	20,568,170	22,838,032	17,407,467

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(Formerly Rapid Bio Tests Corporation)

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common		Additional Paid-In Capital	Stock Subscription Receivable	Deferred Consulting	Prepaid Services	Deficit Accumulated Prior to the Development Stage	Accumulated Deficit During the Development Stage
	Shares	Amount

Balance, February 28, 2001	39,614	$ 39	$ 563,971	$ -	$ -	$ -	$ (989,057)	$ -

Common stock issued in satisfaction of debt at $0.123 per share, December 17, 2001	7,000	7	214,734	-	-	-	-	-

Common stock issued in satisfaction of debt at $0.001 per share, January 28, 2002	4,000	4	996	-	-	-	-	-

Common stock issued for services at $0.001 per share, February 1, 2002	63,600	64	15,836	-	-	-	-	-

Net income for the year ended February 28, 2002	-	-	-	-	-	-	-	90,714

Balance, February 28, 2002	114,214	114	795,537	-	-	-	(989,057)	90,714

Net income for the year ended February 28, 2003	-	-	-	-	-	-	-	44,443

Balance, February 28, 2003	114,214	114	795,537	-	-	-	(989,057)	135,157

Common stock issued for assets at predecessor cost of $0.00 per share on June 19, 2003	15,000,000	15,000	(15,000)	-	-	-	-	-

Common stock issued for consulting services at $0.38 per share on July 24, 2003	5,450,000	5,450	2,065,550	-	-	-	-	-

Assumption and forgiveness of debt by related parties	-	-	65,571	-	-	-	-	-

Common stock issued for cash at $0.50 per share on November 12, 2003	20,000	20	9,980	-	-	-	-	-

Net loss for the year ended February 29, 2004	-	-	-	-	-	-	-	(2,184,166)

Balance, February 29, 2004	20,584,214	20,584	2,918,638	-	-	(18,802)	(989,057)	(2,049,009)

Option issued for services, April 12, 2004 (unaudited)	-	-	178,714	-	(178,714)	-	-	-

Options issued for services, May 12 2004 (unaudited)	-	-	67,830	-	(67,830)	-	-	-

Revaluation of options issued for services pursuant to amended consulting agreement, May 13, 2004 (unaudited)	-	-	23,462	-	(23,462)	-	-	-

Issuance of shares pursuant to exercise of options, May 13, 2004 (unaudited)	2,000,000	2,000	298,000	(247,000)	-	-	-	-

Issuance of shares pursuant to exercise of options, May 16, 2004 (unaudited)	1,100,000	1,100	163,900	(165,000)	-	-	-	-

Cash received for subscription receivable, July 30, 2004 (unaudited)	-	-	-	3,500	-	-	-	-

Amortization of deferred consulting expense, nine months November 30, 2004 (unaudited)	-	-	-	-	127,882	-	-	-

Amortization of services prepaid with common stock, August 31, 2004 (unaudited)	-	-	-	-	-	18,802	-	-

Net loss for the nine months ended November 30, 2004 (unaudited)	-	-	-	-	-	-	-	(230,801)

Balance, November 30, 2004 (unaudited)	23,684,214	$23,684	$3,650,544	$ (408,500)	$ (142,124)	$ -	$ (989,057)	$(2,279,810)

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(Formerly Rapid Bio Tests Corporation)

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended November 30,		From Inception of the Development Stage on March 1, 2001 through November 30, 2004
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (230,801)	$ (2,131,908)	$ (2,279,810)
Adjustments to reconcile loss from operations to net
cash used by operating activities:
Gain on extinguishment of debt	-	-	(189,233)
Common stock issued for services	-	2,040,323	2,068,098
Depreciation	215	-	215
Amortization of prepaid services and deferred consulting	146,685	-	146,685
Changes in assets and liabilities:
Increase in accrued interest and accrued interest - related parties	943	171	14,008
Increase in accounts payable and accounts payable - related parties	12,145	35,873	72,575
Increase in accrued expenses	7,842	33,209	71,492

Net cash Used by Operating Activities	(62,971)	(22,332)	(95,970)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,650)	-	(2,650)
Net Cash Used by Investing Activities	(2,650)	-	(2,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from cash overdraft	92	-	92
Proceeds from notes payable	9,062	13,000	32,062
Common stock issued for cash	-	10,000	10,000
Proceeds from exercise of options	53,000	-	53,000
Proceeds from stock subscription receivable	3,500	-	3,500
Net Cash Provided by Financing Activities	65,654	23,000	98,654

NET INCREASE (DECREASE) IN CASH	33	668	34

CASH AT BEGINNING OF PERIOD	1	-	-

CASH AT END OF PERIOD	$ 34	$ 668	$ 34

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in satisfaction of debt	$ -	$ -	$ 215,741
Common stock issued for services	$ -	$ 2,040,0323	$ 2,068,098

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(Formerly Rapid Bio Tests Corporation)

(A Development Stage Company)

Notes to Financial Statements

November 30, 2004 and February 28, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended November 30, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

Certain amounts related to prior periods have been reclassified to conform with current period financial statement presentation.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $3,268,867 at November 30, 2004 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As discussed in Note 3, in December 2004, the Company entered into an acquisition agreement to acquire Mirae Tech Co., Ltd., a Korean corporation engaged in the manufacture of conductive textile products.  The Company plans on obtaining additional debt and equity financing to support the newly acquired business.  It is expected that the revenues generated from the newly acquired business along with potential debt and equity funding will enable the Company to continue its operations with any shortfall expected to be covered by management and shareholders of the Company.  However, there is no assurance that the Company's plan will be successful or that the Company's management will continue to provide sufficient capital to cover the operating expenses of the Company.

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS

Changes in Management

Dr. Geoffrey V.F. Seaman, Ph.D., passed away on June 30, 2004. He had served as Chief Executive Officer and as a director since June 16, 2003. Margaret Seaman, Dr. Seaman's wife, has succeeded him as a director. Paul R. Hemmes, PhD, one of our directors had been acting as interim Chief Executive Officer until August 10, 2004 when the Company appointed Dr. Michael Huchital as the Chief Executive Officer and entered into an employment agreement with him. Effective October 10, 2004, Dr. Huchital terminated his employment with the Company and Mr. Hemmes was again acting as interim Chief Executive Officer. Effective December 2, 2004, Messrs. Paul Hemmes and David Regan and Ms. Margaret Seaman resigned as officers and members of the board of directors of Rapid Bio-Tests. A majority of shareholders of the Company approved the Stock Purchase Agreement between the Company and Mirae Tech Co., Ltd. and appointed Messrs. Jong-Ho Bae, Dong Won Lee, Johnny Park, and Timothy Pham as new members of the board. Additionally, Jong-Ho Bae was appointed as new Chief Executive Officer, Johnny Park as President, Dong Won Lee as Secretary and Timothy Pham as Treasurer and Chief Financial Officer of the Company.

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

On May 12, 2004, the Company's Chief Executive Officer, acting on behalf of the Company, entered into a twenty-four month consulting agreement with Henry Fahman whereby Mr. Fahman was to advise the Company on business opportunities, including prospective mergers, acquisitions, joint ventures, investment opportunities, and introduction of the Company's future products to the Asian markets. On this date the Company issued to Mr. Fahman options to purchase 1.1 million shares of its common stock at an exercise price of $0.15 per share. A Black-Scholes analysis determined the value of the options on this date to be $67,830. Mr. Fahman exercised his options in full on May 16, 2004 in exchange for a promissory note in the amount of $165,000. The note bears no interest. On July 16, 2004, the Company received $3,500 from Mr. Fahman, reducing the note balance to $161,500. As of August 31, 2004, the promissory note was amended to become due and payable in full on February 28, 2005.

Acquisition

On December 2, 2004, the Company entered into a Stock Purchase Agreement to acquire 100% of the equity interest of Mirae Tech Company, Ltd. ("Mirae"), a Republic of Korea corporation with its principal offices located in South Korea. The Company acquired 100% of the equity interest of Mirae in exchange for 37,200,000 shares of the Company's common stock to be issued to Mirae's shareholders. The Company changed its name to Bio-Warm Corporation and will divest itself of its rapid diagnostic testing technology in order to fully focus on Mirae's line of business.

Effective December 2, 2004, Messrs. Paul Hemmes and David Regan and Ms. Margaret Seaman resigned as officers and members of the Board of Directors of the Company. A majority of shareholders of the Company have approved and appointed new Board members.

Equity Line of Credit

On December 11, 2004, Southridge Capital Management LLC entered into a term sheet of an Equity Line of Credit with the Company for a commitment to purchase up to $5,000,000 of the Company's common stock for a period of two years. The Company may draw upon the Equity Line of Credit periodically during the term by the Company's delivery to the purchaser of a written notice requiring the purchaser to purchase a dollar amount in shares of common stock. In no event may the shares issuable pursuant to such a notice, when aggregated with the shares then held by the purchaser on the date of the draw down, exceed 4.99% of the Company's outstanding common stock. The purchase price of any share of common stock purchased under the Equity Line of Credit facility shall equal 93% of the average of the two lowest closing bids prices during the valuation period. As of the date of this report the Company has not filed a registration statement with the SEC to draw down on the Equity Line of Credit and has not received any funding from Southridge Capital Management, LLC through this transaction.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

However, due to the sudden death of our late Chairman and Chief Executive Officer, Dr. Geoffrey Seaman and the subsequent resignation of Dr. Michael A. Huchital, our new Chief Executive Officer who had succeeded Dr. Geoffrey Seaman, our management was no longer convinced that the Company would be well-positioned to pursue the development of diagnostic tests as its core business. As a result, the Company entered into a Stock Purchase Agreement dated December 2, 2004 to acquire 100% of Mirae Tech Company, Ltd., a Republic of Korea corporation, which is engaged in the manufacturing and marketing of far infrared conductive textile products, in exchange for 37,200,000 restricted shares of common stock of the company. The transaction was approved by a majority shareholders of the Company .

FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES. As of November 30, 2004, we only had $34 in cash, no other current assets, and $2,435 in net equipment and property. Our total current liabilities were $147,732 at November 30, 2004, which was represented mainly by accounts payable of $45,862, accrued expenses of $12,342, accrued salaries of $53,150, and notes payable of $32,062 which included $19,062 to related parties. At November 30, 2004, our liabilities exceeded our assets by $145,263.

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 1, 2001 through November 30, 2004 we have not realized any revenues. We expect to generate significant revenues in the next twelve months as a result of the acquisition of Mirae Tech Company, Ltd. However, we cannot guarantee that Mirae Tech Company, Ltd. will succeed in its business plan.

OPERATING EXPENSES. For the three months ended November 30, 2004, our total operating expenses were $65,062 compared to total expenses of $43,786 for the corresponding period in 2003. The expenses for the three months ended November 30, 2004 was represented by $59,023 in consulting fees, $2,208 in legal fees, and $3,831 in general and administrative expenses. This is in comparison to the same period ending November 30, 2003, where we had operating expenses of $43,786 which was represented mainly by $18,000 in officer salaries, $12,875 in consulting fees and $12,911 in general and administrative expenses. The increase in operating expenses is due to the increase in consulting fees and legal fees, the reduction of general and administrative expenses, and the absence of officer salaries as a result of minimal activity and officer services and the termination of employment agreement with Dr. Michael Huchital.

For the three months ending November 30, 2004, we also had an interest expense of $734, compared to $130 for the same period ending November 30, 2003. Therefore our net loss was $65,796 for the three months ended November 30, 2004, or equivalent to ($0.00) per share, as compared to a net loss of $43,916 for the three months ended November 30, 2003, or equivalent to ($0.00) per share. Our net loss from operations from our inception of the development stage on March 1, 2001 through to November 30, 2004 was $2,279,810.

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 1, 2001 through August 31, 2004, we have not realized any revenues.

OPERATING EXPENSES. For the nine months ended November 30, 2004, our total operating expenses were $229,043 compared to total expenses of $2,131,239 for the corresponding period in 2003. The expenses for the nine months ended November 30, 2004 was represented by $18,000 in officer salaries, $134,811 in consulting fees, $22,935 in legal fees, and $53,297 in general and administrative expenses. This is in comparison to the same period ending November 30, 2003 which was represented by $42,000 in officer salaries, $2,041,323 in consulting fees and $47,916 in general and administrative expenses. The large decrease in operating expenses is due to the decrease in consulting fees and officer salaries as a result of minimal activity and officer services and the termination of the employment agreement with Dr. Michael Huchital, offset by the increase in legal fees and general and administrative expenses.

For the nine months ending November 30, 2004, we also had an interest expense of $1,758. Therefore our net loss was $230,801, or equivalent to ($0.01) per share. This is in comparison to $669 in interest expenses for the nine months ended November 30, 2003, making our net loss for the corresponding period in 2003 a total of $2,131,908, or equivalent to ($0.12) per share.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of November 30, 2004, we had only $34 in cash. We expect to generate significant revenues and cash flows from operations over the next twelve months as a result of our acquisition of Mirae Tech Company, Ltd. Our plan of operation is materially dependent on our ability to raise additional working capital either through the sale of our common stock or through loans. We plan on raising additional operating funds through the proposed Equity Line of Credit with Southridge Capital Management, LLC. If we are not able to raise additional funds, we may arrange for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to obtain funding through the Equity Line of Credit or that we will be able to arrange for borrowings on acceptable terms if at all.

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

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 2.    CHANGES IN SECURITIES.

As a result of the Company's name change to Bio-Warm Corporation on December 6, 2004, the Company's common stock now bears the new corporate name "Bio-Warm Corporation" with a new CUSIP number.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 2, 2004, 15,849,000 shares out of 23,684,214 of shares outstanding and eligible to vote voted in favor of the Stock Purchase Agreement between the Company and Mirae Tech Company, Ltd., a Korean corporation, whereby the Company would acquire 100% of Mirae Tech Company, Ltd. in exchange for 37,200,000 of restricted common stock of the Company.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1                                      Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                      Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                      Section 1350 Certification of Chief Executive Officer

32.2                                      Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

ON DECEMBER 09, 2004, WE FILED A REPORT ON FORM 8-K CONTAINING THE INFORMATION BELOW:

On December 2, 2004, Rapid Bio Tests Corporation (the "Company") entered into a Stock Purchase Agreement (the "Agreement") to acquire 100% of the equity interests of Mirae Tech Company Ltd. ("Mirae"), a Republic of Korea corporation with its principal offices located in South Korea. Mirae has been in business since 2001 and has developed and holds several patents related to "Conductive Textile". Conductive Textile is a product that utilizes infrared or radiant heat to create products that transmit energy or heat in various applications. Mirae has utilized this technology and is currently selling products in Asia. Mirae plans to introduce its product line to the North American marketplace.

Terms of the Agreement (attached hereto as Exhibit 10.4) include the Company's acquisition 100% of the equity interest of Mirae in exchange for 37,200,000 shares of the Company's common stock to be issued to Mirae's shareholders. Upon entry into the Agreement, the Company's current Board of Directors will appoint principals and nominees of Mirae to the Company's board and resign their positions with the Company. In addition, the Company will, after gaining approval from its majority shareholders, file an amendment to its Articles of Incorporation in order change its name to "Bio-Warm Corporation" and will divest itself of its rapid diagnostic testing technology in order to fully focus on Mirae's line of business. Effective December 2, 2004, all officers and members of the board of directors of Rapid Bio-Tests have resigned. A majority of shareholders of the Company have approved the transaction and appointed Messrs. Jong-Ho Bae, Dong Won Lee, Johnny Park, and Timothy Pham as new members of the board. Additionally, Jong-Ho Bae was appointed as new Chief Executive Officer, Johnny Park as President, Dong Won Lee as Secretary and Timothy Pham as Treasurer and Chief Financial Officer of the new company.

Johnny Park , President 31, brings over 15 years of experience in marketing and product development. From 2003 - 2004, Mr. Park has served as a business development consultant and also set up several companies, including RED5 Holdings, Inc., a diversified holding company with interests in technology to advertising, of which he has been serving as president and CEO. From 1997-2002, Mr. Park held the position of Vice President Asia of Frank-Lin Distilled Products, of San Jose CA, where he brought several key brands to market. Mr. Park's strengths in product development and marketing have already helped develop several core products that will have a significant impact to Bio-Warm Co.

Jong Ho Bae, Chief Executive Officer, 45, brings over 20 years of experience in research and development in the field of electrical energy. He was responsible for developing the principles behind Bio-Warm's core products. From 2001-2004 he has been serving as President of Mira Tech. Co., Ltd. of South Korea. From 1991-2001, Mr. Bae held the position of division head at Interior Gallery Inc., a Korean corporation involved with construction and interior. From 1986-1990 served as Deputy Section Chief of KT Communications of Korea, the largest communication company in Korea.

Dong Won Lee, Secretary, 47, has over 23 years of experience in energy and environmental industries. Prior to joining Bio-Warm Corp, from 1999-2003 Mr. Lee served as president of Tamina Group. a South Korean corporation involved in development and marketing of household products. He also served as Vice President of Green Vision Inc. from 1989-1999, a Hong Kong Corporation, where he was responsible for the marketing of environmental-friendly chemicals that helped clean oil spills.

Timothy D. Pham, Treasurer and Chief Financial Officer, 37. Prior to joining Bio-Warm Corporation, from May 2004 - present Mr. Pham has served as a Management Consultant in Southern CA and Asia. From January 2001 - April 2004, he was a Branch Manager for Focus Financial Services in Monterey Park, CA. From August 2000 - December 2000, he was a Registered Representative with Intrepid Securities in Torrance, CA. From April 1996 - August 2000 he was Operations/Trading Manager at Providential Securities, Inc. in Fountain Valley, CA. Currently, he is registered with Rich Ave Financial, Monterey Park, CA, as independent registered representative and registering with Focus Financial, Monterey Park, CA, as independent health insurance agent but not actively conducting business in these areas. Mr. Pham holds a B.S. degree in Business Administration with emphasis on Finance and Marketing from U.C. Berkeley, CA.

The new corporate office of Bio-Warm Corp will immediately be relocated to 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647; Telephone: (714) 843-5462; Fax: 714-843-5452. The Company's manufacturing facilities are situated at 636-3 Yeolla-ri, Yeoju-eup, Yeoju-gun, Gyeonggi-do, Korea; Telephone: 031-882-6883; Fax 031-882-6889.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 25, 2005

Bio-Warm Corporation

/s/ Johnny Park

Johnny Park, President

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Johnny Park, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-Warm Corporation;

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

Date: January 25, 2005

/s/ Johnny Park

Johnny Park

President

Exhibit 31.2

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Timothy Pham, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-Warm Corporation;

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

Date: January 25, 2005

/s/ Timothy Pham

Timothy Pham

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIO0N 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Bio-Warm Corporation on form 10-QSB for the three and nine months ending November 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Johnny Park, President of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Johnny Park

Johnny Park

President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIO0N 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Bio-Warm Corporation on form 10-QSB for the three and nine months ending November 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Pham, Chief Financial Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Timothy Pham

Timothy Pham

Chief Financial Officer