Form 10KSB
period 2005-02-28
RAPID BIO TESTS CORP
filed 2005-07-18
CIK 1121459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) ANNUAL   REPORT PURSUANT TO UNDER   SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the fiscal year ended February 28, 2005

Commission File Number: 000-31567

Bio-Warm Corporation

(Exact name of small business issuer as specified in its charter)

              Nevada

                    35-0511303

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647

(Address of principal executive offices)

(714) 843-5462

(Issuer's Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of   the best latest practical date. As of February 2 8, 2005, there were 65,093,829 shares of the issuer's $.001 par value common stock issued and outstanding (including 13,700,000 shares to be cancelled as a result of the business combination betw een the issuer and Miraetech Co., Ltd.) .

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Our corporate history contains several mergers and re-incorporations. We were originally organized under the laws of the State of Nevada on June 18, 1990 using the name CCC-Huntor Associates, Inc. and reincorporated in Texas using the name Aster Buzbuilders, Inc. in June 1995 and entered into a Plan of Reorganization and Merger dated May 14, 1996 to acquire all the capital stock of Vitatonics Corp., a Nevada corporation which had been incorporated on February 21, 1995 using the name Fitonics Corporation; Fitonics Corporation changed its name to Vitatonics Corp. on March 10, 1995. Under the Plan of Reorganization and Merger, Vitatonics Corp. became a wholly-owned subsidiary of Aster Buzbuilders, Inc. which, in turn, issued 6,000,000 shares of its common stock to the shareholders of Vitatonics Corp., which then dissolved. This reorganization was accounted for as a recapitalization of Vitatonics Corp. for accounting purposes because its shareholders controlled the company after the merger.

From December, 1997 through June 2003 we were essentially inactive until we were joined by   management, at which time we took the corporate name Rapid Bio Tests Corporation . In June 2003, we entered into employment and share purchase agreements with Dr. Geoffrey Seaman, Dr. Paul Hemmes, and Dr. David Regan in order to retain their management and technical services and to purchase the intellectual property necessary to develop our proposed medical testing products. Pursuant to these agreements, we issued 15,000,000 shares of our common stock to them, and with their assistance, we intended to develop, manufacture and market a series of rapid, sensitive, accurate and reliable diagnostic tests that could be used to detect a variety of human diseases and conditions, and which would have utility in a variety of veterinary and agricultural products.

However, due to the sudden death of our late Chairman and Chief Executive Officer, Dr. Geoffrey Seaman and the subsequent resignation of Dr. Michael A. Huchital, our new Chief Executive Officer who had succeeded Dr. Geoffrey Seaman, our management was no longer convinced that the Company would be well-positioned to pursue the development of diagnostic tests as its core business. As a result, the Company entered into a Stock Purchase Agreement dated December 2, 2004 to acquire 100% of Mirae Tech Company, Ltd., a Republic of Korea corporation established in 2001, which is engaged in the manufacturing and marketing of far infrared conductive textile products, in exchange for 8,000,000 restricted shared of common stock of the company. The transaction was approved by a majority shareholders of the Company.

Effective December 2, 2004, Board of Directors were replaced by new board members with Jong Ho Bae, as CEO and Johnny Park as President. The Company changed its name to Bio-Warm Corporation effective December 6, 2004.

OUR PROPOSED PRODUCTS.

Dynamic Thermal Insulation, Basic Thermal Insulation which includes Connection assembly, Heating Mat Using Plane Heater, Sauna Booth, Pyrogen Using Carbon. Miraetech Co., Ltd. has entered into OEM Design agreement with Uninora.

Carbon Coating textile is a new type of textile material (Plane heater: CACOCO) related with electrical energy, chemistry and environment. Its applied products include heating construction material, medical pyrogen, automotive pyrogen, industry pyrogen. Miraetech holds patents in Korea and abroad.

Company produces Plane Heater Heating Mat, Heating Panel, Heating Wall Paper, Heating Floor, Sauna  Negative Ion Transposition Board, Negative Ion Panel, Heating Vest, Fomentation Device.

From the above we can produce Thermo Mat, Frame Heater, Thermo Panel, Winter Vest, Winter Glove, Winter Shoes, Thermo Sleep Bag, Diet Clothes, Waist Belt, Mat, Thermo Mattress, Stone/Yellow Earth Bed, Green House Heating, Crop Drier, Sauna for home and business.

This will bring innovation into residential and Industry heating culture.

OUR CHANNELS OF DISTRIBUTION. Mireatech Co. Ltd. has entered into sales and distribution agreements in Japan, China and Europe. Management is looking forward to enter into agreements in various other countries.

MANUFACTURING. Mireatech Co. Ltd. has the ability to manufacture various products. It has required facility and machines to produce. Plane Heater (CACOCO) Textile process includes (a) Carbon Nano Particle Binding, (b) Carbon Coating Textile Production (c) Carbon Coating Textile Weaving (d) Laminating Insulation Coating.

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

MARKET POTENTIAL. Our products will be targeted to homes and businesses having a requirement for our products capable of providing heat.

RISK FACTORS : Although U.S. Regulatory Requirements are not applicable in developing countries, in order to establish and maintain a reputation for high quality,  we expect that it will be necessary to establish specificity, reproducibility, and sensitivity for each potential product.

COMPETITION. We compete with a number of other companies. Technological innovation in the field is accelerating rapidly and there can be no assurance that other new developments will not make our technology innovations obsolete or uneconomical. While every care has been taken in the estimate of costs to bring our technologies to prototype stages and qualify these prototypes, there can be no guarantee that the funds required as calculated will be sufficient to complete the initial product development and evaluation. If additional funds are required, there can be no certainty that such funds will be obtainable or that in raising those funds, it will not substantially reduce the returns to earlier investors.

GOVERNMENT REGULATION. We believe that we will experience minimal direct costs and effects of compliance with environmental laws and other such federal, state and local regulations, in that we intend to outsource all manufacturing and distribution operations to companies that comply with Good Manufacturing Practice Regulations and other applicable laws and regulations. We believe we are otherwise in compliance with existing or probable governmental regulations on our business, and as we move toward the development, manufacture and production of our products, we intend to comply with all relevant regulations applicable to our products.

OUR EMPLOYEES. Our employees include eight in the office. We believe that relations with our employee are good. We are not a party to any collective bargaining agreements.

ITEM 2. DESCRIPTION OF  PROPERTY

OUR FACILITIES. Our executive, administrative and operating office is located at 17011 Beach Blvd. Suite 1230, Huntington Beach, CA 92647 on a monthly rent of $1,500, starting July 1, 2005. Our subsidiary in Korea, Mirae Tech Co, Ltd. owns 10,688 square meters for its office and factory located at 636-3 Yeolla-ri  Yeoju-eup Yeoju-gun, Gyeonggi-do, Korea. We believe that our current facilities are adequate for our needs.

As of the date specified in the following table, we held the following property:

PROPERTY FEBRUARY 28, 2005 FEBRUARY 29, 2004 Cash 1,538 $1 Property and Equipment, net 1,287,693 $0 ================= ================

ITEM 3. LEGAL PROCEEDINGS .

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                                  Not applicable.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .

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

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "BOWC". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

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

QUARTER ENDED                                             HIGH BID QUOTATION       LOW BID QUOTATION

February 29, 2005                                                                    $0. 47                                $0.15

 November 30, 2004                                                                 $0. 23                               $0.06

August 31, 2004                                                                       $0.30                                 $0.12

May 31, 2004                                                                            $0.50                                 $0.18

February 29, 2004                                                                    $1.12                                 $0.23

November 30, 2003                                                                  $0.55                                 $0.27

August 31, 2003                                                                       $0.35                                 $0.35

                                                                                              ---------------------        --------------------------

DESCRIPTION OF CAPITAL STOCK. We are authorized to issue 120,000,000 shares of $.001 par value common stock. As of February 28, 2005, there were 65,093,829 shares of our common stock issued and outstanding, 13,700,000 shares of which will be cancelled pursuant to the terms of the Stock Purchase Agr eement between the Company and Miraetech Co., Ltd. Holders of shares of our common stock are entitled to receive dividends as and when declared by our Board of Directors from funds legally available therefore. All the shares of our common stock have equal voting rights and, according to the opinion of our legal counsel, are non-assessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders our equity securities upon our liquidation .. Holders of our common stock do not have preemption rights.

EQUITY COMPENSATION PLANS. We had 6,000,000 options authorized for issuance under our 2003 Stock Option Plan, as amended, of which 3,100,000 were issued in 2004.

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

-

a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-

a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

-

 a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

-

a toll-free telephone number for inquiries on disciplinary actions;

-

definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-

such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

-

the bid and offer quotations for the penny stock;

-

the compensation of the broker-dealer and its salesperson in the transaction;

-

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION .

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES .

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended February 28, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. As of February 28, 2005, we have cash of $1,538 We believe that our available cash is not sufficient to pay our day-to-day expenditures or to move forward with the development of our business. We have no source of revenues and will need to rely on loans or contributions from our management in order to continue operations, unless we are able to identify another source of funding. We are unable to generate revenues from sales of our products as they are still under development. As of February 28, 2005, our total current liabilities were $486,251 which was represented by $113,044 of accounts payable, $3,744 i n accounts payable to a related party, $12,342 in accrued expenses, $53,150 in accrued salaries, $691 in accrued interest, $613 in accrued interest to related parties, and $7,842 in notes payable and $293,904 in notes payable to related parties.

FOR THE YEAR ENDED FEBRUARY 28, 2005 COMPARED TO THE YEAR ENDED FEBRUARY 29,  2004 .

RESULTS OF OPERATIONS.

REVENUES. For the year ended February 28, 2005,  is zero.

OPERATING EXPENSES. For the year ended February 28, 2005, our total operating expenses were $5,899,230 compared to total expenses of $2,176,096 for the corresponding period in 2004. The expenses for the year ended February 29, 2005 were represented by $0 in officer salaries, $411,267 in consulting fees, $16,000 in legal fees, $79,367 in general and administrative expenses and $5,387,400 in acquisition expenses in shares. This is in comparison to the same period ending February 29, 2004, where we had operating expenses of $2,176,096 which was represented by $60,000 in officer salaries, $2,054,198 in consulting fees and $30,614 by general and administrative expenses. The large increase in operating expenses is due to acquisition costs and consulting expenses.

For the year ended February 28, 2005, we also had an interest expense of $943. Therefore our net loss was $5,900,173 for the year ended February 28, 2005. This is in comparison to the year ended in 2004, where we had  $859 in interest expenses. Therefore our net income for the corresponding period ended in 2004 was $2,176,955.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have not yet generated any significant revenues from operations in the past. However, we have recently received purchase orders for our products, which may result in increased revenues and potential profitability. We plan on raising additional operating funds through loans, convertible d ebentures, other borrowings or the sale of our common stock. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

Our plan of operation is materially dependent on our ability to start production operation of our proposed line of products and raise additional capital to market our products. We believe that we will need approximately $3,000,000 to manufacture and deliver products for our curr ent purchase orders. Within the next twelve months, we hope to begin the manufacturing and marketing of our products on a broader basis.

Our inability to access the capital markets or obtain acceptable financing could harm our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guarantee  that additional funding will be available on favorable terms.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

ITEM 7. FINANCIAL STATEMENTS

BIO-WARM CORPORATION

Financial Statements

Year Ended February 28, 2005

FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITOR'S REPORT.................................................

F-1

 BALANCE SHEET...............................................................

F-2

 STATEMENT OF OPERATIONS ....................................................

F-3

 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)................................                                          F-4

 STATEMENT OF CASH FLOWS.....................................................

F-5

NOTES TO FINANCIAL STATEMENTS..........................................

          F-6 - F-12

Report of Independent Registered Public Accounting Firm

Board of Directors

Bio-Warm Corporation

Huntington Beach, California

We have audited the accompanying consolidated balance sheet of Bio-Warm Corporation (a development stage company), formerly known as Rapid Bio Tests Corporation, as of February 28, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended February 28, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Warm Corporation, as of February 28, 2005, and the results of their operations and their cash flows for the year then ended,  in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended February 29, 2004, were audited by other accountants, whose report dated June 14, 2004 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

Denver, Colorado

July 11, 2005

BIO-WARM CORPORATION

(FORMERLY KNOWN AS RAPID BIO TESTS CORPORATION)

(A Development Stage Company)

Consolidated Balance Sheets

February 28, 2005 and February 29, 2004

ASSETS	2005	2004

Current Assets:
Cash	$ 1,538	$ 1
Total Current Assets	1,538	1

Property and equipment - net	1,287,693	-

TOTAL ASSETS	$ 1,289,231	$ 1

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Bank overdraft	$ 921	$ -
Accounts payable - trade	113,044	27,716
Accounts payable - related parties	3,744	8,920
Accrued expenses	12,342	4,500
Accrued salaries	53,150	53,150
Accrued interest	691	301
Accrued interest - related parties	613	60
Notes payable	7,842	10,000
Notes payable - related parties	293,904	13,000
Total Current Liabilities	486,251	117,647

Long-Term Debt:
Long-term debt - related parties	978,400	-
Total Long-Term Debt	978,400	-

TOTAL LIABILITIES	1,464,651	117,647

Stockholders' Deficit:
Common stock, $.001 par value; 120,000,000 shares
authorized; 65,093,829 and 20,584,214 shares issued
and outstanding, respectively	65,093	20,584
Additional paid-in capital	10,682,754	2,918,638
Prepaid services	-	(18,802)
Stock subscription receivable	(692,000)	-
Deficit accumulated prior to the development stage	(989,057)	(989,057)
Deficit accumulated during the development stage	(9,242,210)	(2,049,009)
Total Stockholders' Deficit	(175,420)	(117,646)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,289,231	$ 1

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(FORMERLY KNOWN AS RAPID BIO TESTS CORPORATION)

(A Development Stage Company)

Statement of Operations

			FOR THE PERIOD
			MARCH 1, 2001
			(INCEPTION
			OF DEVELOPMENT STAGE)
	FOR THE YEARS ENDED		TO
	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,
	2005	2004	2005

SALES	$ -	$ -	$ -

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

EXPENSES:
Officer salaries	-	60,000	61,000
Consulting fees	411,267	2,054,198	2,465,465
Legal fees	16,700	31,284	47,984
General and administrative expenses	79,367	30,614	158,030
Depreciation expense	4,496	-	4,496
Acquisition expenses	5,387,400	-	5,387,400
Total expenses	5,899,230	2,176,096	8,124,375

NET LOSS FROM OPERATIONS	(5,899,230)	(2,176,096)	(8,124,375)

OTHER INCOME/(EXPENSES):
Gain on extinguishment of debt	-	-	189,233
Interest expense	(943)	(859)	(14,040)
Total Other Income (Expense)	(943)	(859)	175,193

NET LOSS BEFORE EXTRAORDINARY ITEMS	(5,868,949)	(2,176,955)	(7,917,958)

EXTRAORDINARY ITEM - Write off of goodwill	(1,293,028)	-	(1,293,028)

NET LOSS	$ (7,193,201)	$(2,176,955)	$(9,242,210)

Per Share Information:
Weighted average number
of common shares outstanding	26,466,682	13,848,917

Net Loss per common share	$ (0.27)	$ (0.16)

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(FORMERLY KNOWN AS RAPID BIO TESTS CORPORATION)

(A Development Stage Company)

Consolidated Statements of Stockholder's Deficit

For the Years Ended February 28, 2005 and February 29, 2004

			Additional	Stock			Stockholders'
	Common Stock		Paid-In	Subscription	Prepaid	Accumulated	Deficit
	Shares	Amount	Capital	Receivable	Expenses	(Deficit)	Totals

Balance, February 28, 2003	114,214	$ 114	$ 795,538	$ -	$ -	$(853,900)	$ (58,248)

Common stock issued for assets at
predecessor cost of $.00 per share
on June 19, 2003	15,000,000	15,000	(15,000)	-	-	-	-
Common stock issued for consulting
services at $$.38 per share on
July 24, 2003	5,450,000	5,450	2,065,550	-	(18,802)	-	2,052,198
Assumption and forgiveness of debt
by related parties	-	-	62,570	-	-	-	62,570
Common stock issued for cash
at $.50 per share on
November 12, 2003	20,000	20	9,980	-	-	-	10,000
Net loss for year	-	-	-	-	-	(2,184,166)	(2,184,166)
Balance, February 29, 2004	20,584,214	20,584	2,918,638	-	(18,802)	(3,038,066)	(117,646)

Stock issued for exercise of options	2,000,000	2,000	298,000	(247,000)	-	-	53,000
Stock issued for exercise of options	1,100,000	1,100	163,900	(165,000)	-	-	-
Stock issued for legal fees	75,000	75	-	-	-	-	75
Stock issued for acquisition expenses	29,200,000	29,200	5,358,200	-	-	-	5,387,400
Stock issued for assets of Mirea Tech	8,000,000	8,000	1,468,000	-	-	-	1,476,000
Stock issued for cash	700,000	700	69,300	(70,000)	-	-	-
Stock issued for cash	1,000,000	1,000	74,000	(75,000)	-	-	-
Stock issued for consulting services	100,000	100	-	-	-	-	100
Stock issued for cash	192,307	192	24,808	-	-	-	25,000
Stock issued for cash	192,308	192	24,808	-	-	-	25,000
Stock issued for cash	900,000	900	134,100	(135,000)	-	-	-
Stock issued for consulting services	1,000,000	1,000	149,000	-	-	-	150,000
Stock issued for consulting services	50,000	50	-	-	-	-	50
Amortization of deferred consulting expense	-	-	-	-	18,802	-	18,802
Net loss	-	-	-	-	-	(7,193,201)	(7,193,201)
Balance, February 28, 2005	65,093,829	$ 65,093	$10,682,754	$ (723,224)	$ -	$(10,231,267)	$ (175,420)

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(FORMERLY KNOWN AS RAPID BIO TESTS CORPORATION)

(A Development Stage Company)

Consolidated Statements of Cash Flows

			FOR THE PERIOD
			MARCH 1, 2001
			(INCEPTION
			OF DEVELOPMENT STAGE)
	FOR THE YEARS ENDED		TO
	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,
	2005	2004	2005
Cash Flows from Operating Activities:
Net Loss	$(7,193,201)	$(2,176,955)	$(9,242,210)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,496	-	4,496
Gain on extinguishment of debt	-	-	(189,233)
Stock issued for services	361,267	2,052,198	2,429,365
Stock issued for acquisition expenses	5,387,400	-	5,387,400
Writedown of assets	1,293,028	-	1,293,028
Changes in assets and liabilities:
(Increase) decrease in accrued interest	943	2,718	14,008
(Increase) decrease in accounts payable	18,937	30,390	79,367
(Increase) decrease in accrued expenses	7,842	58,650	71,492
Net Cash Used In Operating Activities	(119,288)	(32,999)	(152,287)

Cash Flows from Investing Activities
Capital expenditures	-	-	-
Cash Flows Used In Investing Activities	-	-	-

Cash Flows from Financing Activities
Bank overdraft	921	-	921
Common stock issued for cash	50,000	10,000	60,000
Proceeds from exercise of options	53,000	-	53,000
Proceeds from notes payable	16,904	23,000	39,904
Cash Flows Provided By Financing Activities	120,825	33,000	153,825

Net (Decrease) Increase in Cash and Cash Equivalents	1,537	1	1,538

Cash and Cash Equivalents at Beginning of Period	1	-	-

Cash and Cash Equivalents at End of Period	$ 1,538	$ 1	$ 1,538

Supplemental Information:
Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

Non-Cash Financing and Investing Activities:
Common stock issued for services	$ 361,267	$ 2,052,198

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

( A Development Stage Company)

Notes to Financial Statements

Year Ended February 28, 2005

Notes 1 - GENERAL

The Company

Bio-Warm Corporation (the Company) was incorporated under the laws of the State of Texas on June 18, 1990 as Aster Buzbuilders, Inc.   In May 1996, pursuant to a Plan of Reorganization, the Company changed its name to Vitatonics Corp (VC).  In June 2003, the Company changed its name to Rapid Bio Tests Corporation in order to reflect a change in its business focus.

On May 14, 1996, the Company completed an Agreement and Plan of Reorganization whereby the Company issued 6,000,000 shares of its common stock in exchange for all of the outstanding common stock of Rapid Bio Tests Corporation, a Nevada company.  Pursuant to the reorganization, the name of the surviving company was Rapid Bio Tests Corporation and VC was subsequently dissolved.  The reorganization was accounted for as a recapitalization of VC because the shareholders of VC controlled the Company after the acquisition.  Therefore, VC was treated as the acquiring entity.  Accordingly, there was no adjustment to the carrying value of the asset or liabilities of Rapid Bio Tests Corporation.  Rapid Bio Tests Corporation was the acquiring and surviving entity for legal purposes and VC is the acquiring entity for accounting purposes.  The Company was in the business of formulating high-quality vitamin products, which it sold, using a multi-level marketing system.  At February 28, 1998, however, the Company was essentially inactive.  The Company was classified as a "dormant enterprise" due to the fact that the Company was inactive and not currently undertaking development stage activities.  The Company was reclassified as a development stage company on March 1, 2001.

In December 2, 2004, the stockholders of Company and Mirae Tech Company, Ltd,  (Mirae) a Republic of Korea corporation with its principal offices located in South Korea, approved a Stock Purchase Agreement whereby Mirae became a wholly-owned subsidiary of the Company through the issuance of 8,000,000 shares of the Company's common stock.  Mirae is engaged in the manufacturing and marketing of infrared conductive textile products. This transaction was accounted for using the purchase method.  The Company also changed its name to Bio-Warm Corporation and will divest itself of its rapid diagnostic testing technology, at an anticipated minimal loss, in order to fully focus on Mirae's line of business.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $7,193,201 for the year ended February 28, 2005 and has a working capital deficit of $484,713 at February 28, 2005. The ability of the Company to operate a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) cut operating costs such that the Company can operate until such time that it resumes generating positive cash flow from operations.

Management is taking following steps to address this situation: (a) reducing operating costs, thus reducing the break even revenue level; (b) negotiating to replace the line of credits with an agreement more attractive terms and expand borrowing capacity.

 The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

BIO-WARM CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Year Ended February 28, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-Warm Corporation and its wholly owned subsidiary - Mirea Tech Company Ltd.  All significant inter-company accounts and transactions are eliminated in consolidation.

Development Stage Company

The Company has not earned significant revenue from planned principal operations.  Accordingly, since March 1, 2001, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").  Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting

These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles.  Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

Cash and Cash Equivalents

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per commercial bank. As of February 28, 2005, the Company had zero amounts in excess of the FDIC insured limits. For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets.

BIO-WARM CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Year Ended February 28, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Property and Equipment

Property and equipment, including renewals and betterments, are stated at cost. The Company follows the practice of capitalizing property and equipment purchased over $2,500.  The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.  Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets, which range from three to ten years, and are as follows:

Office equipment

3 to 7 years

Equipment

7 to 10 years

Vehicles

5 years

Building

 and improvements

27.5 years

Depreciation expense for the year was $4,496.

Long - Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At February 28, 2005, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company's services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

Revenue from product and services will be recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

BIO-WARM CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Year Ended February 28, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Federal Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123') allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied.  In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period.  The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

NOTE 2 - ACQUISITION

In December 2, 2004, the stockholders of Company and Mirae Tech Company, Ltd,  (Mirae) a Republic of Korea corporation with its principal offices located in South Korea, approved a Stock Purchase Agreement whereby Mirae became a wholly-owned subsidiary of the Company through the issuance of 8,000,000 shares of the Company's common stock valued at $1,476,000.  Mirae is engaged in the manufacturing and marketing of infrared conductive textile products. This transaction was accounted for using the purchase method.

The assets acquired, including the cost in excess of net assets acquired, and liabilities assumed in the acquisition on Mirae Tech Company, Ltd are as follows:

Tangible assets acquired at fair value

 $1,484,429

Liabilities assumed at fair value

 (1,301,457)

Cost in excess of net assets acquired

  1,293,028

  Total purchase price

$1,476,000

BIO-WARM CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Year Ended February 28, 2005

NOTE 2 - ACQUISITION (Continued)

Property and equipment from acquisition were comprised of the following at February 28, 2005:

Equipment	$ 252,280
Land	621,475
Office Equipment	12,760
Vehicles	12,514
Building and improvements	393,160
Less depreciation	4,496

                                     Total                                                                                                      $ 1,287,693

NOTE 3 - NOTES PAYABLE

Notes Payable consist of the following at February 28, 2005:

As of February 28, 2005, the Company had two unsecured notes payable totaling $7,842, both bearing the imputed interest rate of 4% per annum.  These notes are due on demand.

Related Parties - Notes Payable

Note payable, secured by deed of trust for land and building of Mirae Tech Company Ltd., 6% interest,  payable to a major shareholder and secretary of the Company, payable in monthly installments of $24,492, maturing in December 2009

$ 1,273,204

 Less current portion of long-term debt

     293,904

 Long-term portion of notes payable

$   978,400

NOTE 4 - CAPITAL STOCK TRANSACTIONS

    On May 10, 2004, the Company issued 2,000,000 shares of common stock for $53,000 in cash for options exercised.

    On June 15, 2004, the Company issued 1,100,000 shares of common stock for $165,000 for exercise of options.

    On February 14, 2005, the Company issued 8,000,000 shares of common stock for the acquisition of the assets of Mirae Tech Company Ltd. valued at $1,486,000.

    On February 14, 2005, the Company issued 29,200,000 shares of common stock to various consultants for services in the acquisition of Mirae Tech Company Ltd.  Services were valued at $5,387,400.

    On February 25, 2005, the Company issued 384,615 shares of common stock for $50,000 in cash.

    On February 25, 2005, the Company issued 1,150,000 shares of common stock to various consultants for services valued at $253,826.

BIO-WARM CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Year Ended February 28, 2005

NOTE 5

- INCOME TAXES:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company has deferred income tax assets, which have been fully reserved as follows:

Deferred tax assets

   Net operating loss carryforwards

$10,195,547

   Valuation allowance for deferred tax assets

(10,195,547)

    Net deferred tax assets

$                -

At February 28, 2005, the Company had net operating loss carryforwards of $10,195,547 for federal income tax purposes.  These carryforwards, if not utilized to offset taxable income will expire at the end of the February 28, 2012.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Rental Lease

    The Company will lease its administrative offices and warehouse facilities in Huntington Beach, California from a stock holder and officer of the Company under an operating lease that will require minimum monthly payments of $1,500, commencing in June 2005.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150").  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003.  Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003.  For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005.

For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.  The Company does not have any interest in any VIE.

BIO-WARM CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Year Ended February 28, 2005

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS -Continued

In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005.  The new standard will require entities to expense employee stock options and other share-based payments.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method.  The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges."  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal."  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.  The adoption of SFGAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS AND DIRECTORS. Our officers and directors are specified on the table below:

 ============================= ======== ========================================

NAME                                                                   AGE                        Since                                 POSITION

---------------------------------------------------------- -------- ------------------------------------------------------------------

Jong-Ho Bae                                                       45            Since         December 2, 2004    Chief Executive Officer,

Johnny Park                                                        31            Since        December 2, 2004    President/CFO

Dong Won Lee                                                    47            Since        December 2, 2004    Secretary

DR. GEOFFREY V. F. SEAMAN                                     Died          July 3, 2004

Margaret Seaman                                                                Resigned   December 2, 2004

DR. PAUL R. HEMMES                                                    Resigned  December 2, 2004

DR. DAVID H. REGAN                                                     Resigned  December 2, 2004

1. JONG HO BAE, Chief Executive Officer, 45, brings over 20 years of experience in research and development in the field of electrical energy. He was responsible for developing the principles behind Bio-Warm's core products. From 2001-2004 he has been serving as President of Mira Tech. Co., Ltd. of South Korea. From 1991-2001, Mr. Bae held the position of division head at Interior Gallery Inc., a Korean corporation involved with construction and interior. From 1986-1990 served as Deputy Section Chief of KT Communications of Korea, the largest communication company in Korea.

2. JOHNNY PARK.  President/Chief Financial Officer 31, brings over 15 years of experience in marketing and product development.  From 2003 - 2004, Mr. Park has served as a business development consultant and also set up several companies, including RED5 Holdings, Inc., a diversified holding company with interests in technology to advertising, of which he has been serving as president and CEO. From 1997-2002, Mr. Park held the position of Vice President Asia of Frank-Lin Distilled Products, of San Jose CA, where he brought several key brands to market. Mr. Park's strengths in product development and marketing have already helped develop several core products that will have a significant impact to Bio-Warm Co

3. DONG WON LEE, Secretary, 47, has over 23 years of experience in energy and environmental industries. Prior to joining Bio-Warm Corp, from 1999-2003 Mr. Lee served as president of Tamina Group. a South Korean corporation involved in development and marketing of household products. He also served as Vice President of Green Vision Inc. from 1989-1999, a Hong Kong Corporation, where he was responsible for the marketing of environmental-friendly chemicals that helped clean oil spills.

4. DR. GEOFFREY V. F. SEAMAN . Dr. Seaman was appointed our Chief Executive Officer and a director on June 16, 2003. From 2000 to 2002, Dr. Seaman was the President of Western Biomedical Research and from 1993 to 2000, served as the President of Emerald Diagnostics. Prior to that, Dr. Seaman was the President and Director of Marketing for the Interfacial Dynamics Corporation from 1982 to 1993. During that time, he was also the Vice President of Research for the Eisenhower Medical Center in Rancho Mirage, California from 1988 to 1990. He has produced a variety of diagnostic test platforms including, a) polymer microsphere-based slide agglutination tests, b) lateral flow tests using enzyme amplification, c) a dye dip stick platform using changes in microsphere surface pH during the antigen/antibody reaction and d) changes in particle surface charge created by specific antigen/antibody reactions. Specific tests developed by Dr. Seaman include an electrophoretic mobility test for the early diagnosis of multiple sclerosis, a colloidal gold immunochromatographic assay for human chorionic gonadotrophin (hCG, pregnancy), a lateral flow test using progesterone as an aid to fertility assessment and a dip stick test for HIV I and II. Dr. Seaman is the author of more than two hundred publications and patents. He has been the organizer for courses on diagnostic test development given to the diagnostics industry annually for the past twelve years. Dr. Seaman provides review and consulting services to NIH, NASA and various diagnostic companies. Dr. Seaman is also a member of the American Chemical Society, the American Society of Biological Chemists, the American Society of Hematology, the American Society for Artificial Organs, the Biophysical Society, the Electrophoresis Society, the International Society of Biorhology, the New York Academy of Sciences, and the Society for Biomaterials. Dr. Seaman earned his Doctorate in Biophysics and Colloid Science in 1959 at the University of Cambridge, England. In 1961 he received his Licentiate in Chemistry from the Royal Institute of Chemistry, and his Bachelor's degree in Chemistry from the Royal College of Science in 1955. Dr. Seaman is not an officer or director of any other reporting company. Dr. Seaman passed away on July 3, 2004.

5. Margaret Seaman , Dr. Seaman's wife filed the vacancy in the Board caused by death of Dr. Seaman.  She resigned on December 2, 2004.

6. DR. PAUL R. HEMMES . On June 16, 2003, Dr. Hemmes was appointed our Secretary, Treasurer, Chief Financial Officer and as one of our directors. Dr. Hemmes was responsible for financial books and records,  Dr. Hemmes was not an officer or director of any reporting company.    He resigned from the Board on December 2, 2004.

7. DR. DAVID H. REGAN. On June 16, 2003, Dr. Regan was appointed as our Vice President of Medical Affairs and as one of our directors. Dr. Regan is a hematologist and oncologist management team, Dr. Regan has been detect   a physician with the Northwest Cancer Specialists Laboratories, and serves as their Laboratory Medical Director. He is the past President of the Association of Community Cancer Centers. Dr. Regan diagnosed the first case of AIDS in the State variety   of Oregon. Dr. Regan has a strong entrepreneurial background, with expertise in setting up clinical trials and quality assurance programs. He has been involved in several rapid diagnostic test companies human diseases   and developed an early test for HIV I conditions,   and II. Dr. Regan received his Medical Doctor degree from the University of Southern California which have utility   in 1969 and his Bachelor a variety   of Science degree in Zoology from veterinary and agricultural products. We believe that diagnostic tests are necessary to respond to epidemics, bio-terrorism attacks and simply to cut   the University of California at Los Angeles in 1965. Dr.

Regan is not an officer or director   of any other reporting company.  He resigned from the Board on December 2, 2004.

There is no family relationship between any   of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of  our officers or directors from engaging in or continuing any conduct, practice or employment in connection with purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor any of the officers or directors of any corporation or entity affiliated with us so enjoined.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only three members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.13

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a)We believe that an appropriate combination   of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class technology inventions, identification of ideal target markets, coupled with the basic capabilities   of our equity securities, the principals will enable us   to file reports of ownership achieve our objectives   and changes in ownership with rapidly reduce   the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders latex technology platforms   to furnish practice, allowing   us with copies of all Section 16(a) forms they file. Based solely on our review of the copies to proceed to commercialization and sale   of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended February 29, 2004, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS.  We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION RESULTS OF OPERATIONS.

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

Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation			All Other Compensation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)
	2005	0	0	0	0	0	0	0
Geoffrey V.F. Seaman	2004	0	0	0	0	0	0	0
President	2003	60,000	0	0	0	0	0	0

	2005	0	0	0	0	0	0	0
R. Hemmes	2004	0	0	0	0	0	0	0
Secretary, Treasurer	2003	0	0	0	0	0	0	0

	2005	0	0	0	0	0	0	0
Jong-Ho Bae	2004	0	0	0	0	0	0	0
CEO

	2005	0	0	0	0	0	0	0
Johnny Park	2004	0	0	0	0	0	0	0
President

	2005	0	0	0	0	0	0	0
Dong Won Lee	2004	0	0	0	0	0	0	0
Secretary

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on   our board of directors.

COMPENSATION OF OFFICERS. As of February 28, 2005, our officers have received no compensation for their services provided to us.

EMPLOYMENT CONTRACTS.   We have entered into asset purchase and employment agreements with our officers and directors, which were filed as exhibits to our report on Form 8-K dated June 16, 2003, which was filed on June 18, 2003, amended July 28, 2003, filed on July 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.14

The following table sets forth certain information regarding the beneficial owner of our common stock as of February 28, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of   the outstanding shares of common stock,  each of  our directors and named executive officers, all of our directors   and executive officers as a group.

TITLE OF CLASS                           NAME   AND ADDRESS OF BENEFICIAL OWNER                                 AMOUNT AND NATURE OF BENEFICIAL                          PERCENT OF CLASS

                                                                                                                                                                                                                         OWNER

-------------------------------                 --------------------------------------------------------------------------                           ------------------------------------------------------------                         -----------------------------

Common Stock                                 Geoffrey V.F. Seaman, Ph.D.                                                                                                       9,000,000 shares

                                                            5409 Ivy Street                                                                                                                              (Former) chief executive officer,                                13.8%                                                              Springfield, OR 97478                                                                                                                   director      (1)

Common Stock                                 Paul Hemmes, Ph.D.                                                                                                                     4,000,000 shares                                                            6.1%                                                            5409 Ivy Street                                                                                                                              (Former) secretary, treasurer, chief

                                                           Springfield, OR 97478                                                                                                                   financial officer, director  (2)

Common Stock                                 Margaret Seaman                                                                                                                          350,000 shares(3)                                                             (4)                                                              5409 Ivy Street                                                                                                                               (Former) Director

                                                            Springfield, OR 97478

Common Stock                                Miraetech Co., Ltd.                                                                                                                     c/o Jong-Ho Bae

                                                           17011 Beach Blvd. Suite 1230                                                                                                     8,000,000 shares                                                         12.3%

                                                           Huntington Beach, CA 92647

Common Stock                                 Johnny Park                                                                                                                                 President/Director

                                                            17011 Beach Blvd. , Suite 1230                                                                                                 7,451,579 shares                                                          11.5%

                                                            Huntington Beach, CA 92647

Common Stock                                 Dong Won Lee

                                                           Huntington Beach, CA 92647                                                                                                  Secretary/Director

                                                                                                                                                                                                                 1,500,000 shares                                                              2.3%

--------------------------                   --------------------------------------------------                                                                                  -------------------------------------                                 -----------------------------

Common Stock                                All directors and named executive                                                                                             30,301,579 shares                                                        46%

                                                          officers as a group

===============                   ==============================                                                                               ======================                           ===================

(1) 8,100,000 shares will be cancelled pursuant to the terms of the Stock Purchase Agreement between the Company and Miraetech Co., Ltd.

(2) 3,800,000 shares will be cancelled pursuant to the terms of the Stock Purchase Agreement between the Company and Miraetech Co., Ltd.

(3) Margaret Seaman is the widow of Dr. Geoffrey Seaman

(4) Less than 1%

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

CHANGES IN CONTROL . Majority of shareholders of the Company approved the stock purchase agreement between the company and Mirae Tech Co. Ltd. and replaced the board with Messers Jong-Ho Bae, Johnny Park and Dong Won Lee.

NOTE 12 - CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS

Mr. Henry Fahman provided us office space at no charge until June 30, 2005.   Starting July 1, 2005, the Company will pay $1,500 per month for office expenses

At February 29, 2005, the Company had one unsecured notes payable - related parties totaling $7,842, payable to a major shareholder of the Company bearing interest at 5% per annum. This notes payable-related party is due on demand.

Interest expense related to this note payable - related parties for the years ended February 29, 2005 and February 28, 2004 was $0. and $60, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K 5. OTHER INFORMATION

(a) Exhibit No.

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

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1      Section 906 Certification by Chief Executive Officer

32.2      Section 906 Certification by Chief Financial Officer

* Previously filed as exhibits to our Registration Statement on Form 10-SB filed on September 19, 2000.

** Previously filed as an exhibit to our Information Statement DEF 14C filed May 23, 2003

(b) Reports on Form 8-K

1.  We filed a report on Form 8-K on March 17,   2004 containing Item 5 - Other events, including a press release announcing that we have entered into an Agreement with Dr. Michael Huchital of Warwick, New York. The Agreement is for us to acquire by way of a formal Asset Purchase Agreement, all rights, interests and title to a portfolio of rapid diagnostic tests developed, under development or in research. Research and development on a rapid field test for Hepatitis B virus and Bubonic Plague has been completed. Tests under development include Mad Cow Disease, Rabies Virus, West Nile Virus, four strains of Malaria and Whooping Cough. Tests under joint study and research include Chagas' disease, Tuberculosis, Clostridium Botulinum toxin and Ricin toxin. We expect that  Dr. Huchital will collaborate with us on the development of prototype tests for validation and these tests will then be outsourced to an OEM manufacturer. Along with Dr. Huchital, we expect to be able to react very quickly to develop new rapid diagnostic tests to address any new outbreaks or epidemics worldwide through joint use of facilities and collaboration of personnel.

2. On June 30, 2004, Dr. Geoffrey V.F. Seaman, the chief executive officer of Rapid Bio Tests Corporation, a Nevada corporation (the "Registrant") and one of its directors passed away. On July 8, 2004, Margaret Seaman, Dr. Seaman's widow, was appointed as one of our directors.

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

3. On November 8, 2004, Rapid Bio Tests Corporation (the "Company") entered into a Letter of Intent ("LOI") to acquire 100% of the equity interests of Mirae Tech Company Ltd. ("Mirae"), a Republic of Korea corporation with its principal offices located in South Korea.  Mirae has been in business since 2001 and has developed and holds several patents related to "Conductive Textile".  Conductive Textile is a product that utilizes infrared or radiant heat to create products that transmit energy or heat in various applications.  Mirae  has utilized this technology and is currently selling products in Asia.  Mirae plans to introduce its product line to the North American marketplace.

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

Exhibit 10.3 - Letter of Intent to Acquire Mirae Tech Company Ltd., dated November 8, 2004

4.   On August 18, 2004 Dr. Michael Huchital accepted his appointment as a director of Rapid Bio Tests Corporation, a Nevada corporation (the "Registrant"). Dr. Huchital is the Registrant's recently-appointed Chief Executive Officer. On August 6, 2004, the Registrant entered into an employment agreement with Dr. Huchital which is attached hereto as an exhibit.

Exhibits : 10.2 Employment agreement with Dr. Huchital

5. On November 8, 2004, Rapid Bio Tests Corporation (the "Company") entered into a Letter of Intent ("LOI") to acquire 100% of the equity interests of Mirae Tech Company Ltd. ("Mirae"), a Republic of Korea corporation with its principal offices located in South Korea.  Mirae has been in business since 2001 and has developed and holds several patents related to "Conductive Textile".  Conductive Textile is a product that utilizes infrared or radiant heat to create products that transmit energy or heat in various applications.  Mirae  has utilized this technology and is currently selling products in Asia.  Mirae plans to introduce its product line to the North American marketplace.

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

Exhibit 10.3 - Letter of Intent to Acquire Mirae Tech Company Ltd., dated November 8, 2004

6.  On September 10, 2004, Dr. Michael Huchital ("Huchital"), the Chief Executive Officer and a director of Rapid Bio Tests Corporation (the "Company"), submitted his resignation to the Company's Board of

Directors.  Effective October 10, 2004, Huchital terminated his employment and his consulting agreement with the Company for the reasons stated in his letter of resignation (attached hereto as Exhibit 17.1)

Exhibit 17.1 - Letter of Resignation on behalf of Michael Huchital, dated September 10, 2004

7. (a) On December 2, 2004, Rapid Bio Tests Corporation (the "Company") entered into a Stock Purchase Agreement (the "Agreement") to acquire 100% of the equity interests of Mirae Tech Company Ltd. ("Mirae"), a Republic of Korea corporation with its principal offices located in South Korea.  Mirae has been in business since 2001 and has developed and holds several patents related to "Conductive Textile".  Conductive Textile is a product that utilizes infrared or radiant heat to create products that transmit energy or heat in various applications.  Mirae  has utilized this technology and is currently selling products in Asia.  Mirae plans to introduce its product line to the North American marketplace.

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

    (b) Effective December 2, 2004, all officers and members of the board of directors of Rapid Bio-Tests have resigned. A majority of shareholders of the Company have approved the transaction and appointed Messrs. Jong-Ho Bae, Dong Won Lee, Johnny Park, and Timothy Pham as new members of the board. Additionally, Jong-Ho Bae was appointed as new Chief Executive Officer, Johnny Park as President, Dong Won Lee as Secretary and Timothy Pham as Treasurer and Chief Financial Officer of the new company.

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

     (c) The new corporate office of Bio-Warm Corp will immediately be relocated to 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647; Telephone: (714) 843-5462; Fax: 714-843-5452. The Company's manufacturing facilities are situated at 636-3 Yeolla-ri, Yeoju-eup, Yeoju-gun, Gyeonggi-do, Korea; Telephone: 031-882-6883; Fax 031-882-6889.

The Company will file the required financial statements and pro forma financial information as an amendment to this Form 8-K as soon as practicable but not later than seventy-one (71) days from the date of shareholder approval of this transaction.

Exhibit 10.4 - Stock Purchase Agreement between the Company and Mirae Tech Company, Ltd., dated December 2, 2004

8. Subsequent event:

     a) On May 9, 2005, Timothy Dac Pham tendered his resignation from the positions of Chief Financial  Officer and Director of Bio-Warm Corporation (the "Company") (Letter attached as Exhibit 17.2).  The resignation was accepted by the Company's Board of Directors and is effective immediately.  There were no disagreements between the Company and Mr. Pham on any matter relating to the Company policies or practices.

      Johnny Park, the Company's President will act as the Interim Chief Financial Officer of the Company until such time as a suitable replacement can be found.

Exhibit 17.2    -    Timothy Pham's Letter of Resignation, dated May 9, 2005

b) Certifying Accountant

     (a) Previous independent accountants

     (i) Effective June 23, 2005, Bio-Warm Corporation ("Registrant", "Bio-Warm" or the "Company"), confirmed with its auditors, HJ & Associates ("HJ"), that the firm would no longer be representing the Registrant as its accountants. As of that date, the Company informed HJ that it would not seek to re-appoint HJ as the Company's accountants.

     (ii) HJ last reported on Registrant's financial statements as of June 14, 2004 (for the fiscal year ended February 29, 2004). Registrant's financial statements for the past two years, as audited by HJ, included independent auditor's reports containing explanatory paragraphs describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of Registrant on June 23, 2005.

     (iv) During Registrant's two most recent fiscal years and the subsequent interim period through June 23, 2005, there were no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to HJ's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  However, HJ's reports on the Company's consolidated financial statements contained an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (v) During the two most recent fiscal years and the subsequent interim period through June 23, 2005, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (a) During the previous two fiscal years and the subsequent interim period through June 23, 2005, HJ did not advise Registrant that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

            (b)  During the previous two fiscal years and the subsequent interim period through June 23, 2005, HJ did not advise Registrant that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made HJ unwilling to be associated with the financial statements prepared by management.

            (c)  During the previous two fiscal years and the subsequent interim period through June 23, 2005, HJ did not advise Registrant that the scope of any audit needed to be expanded significantly and that more investigation was necessary.

            (d)  During the previous two fiscal years and the subsequent interim period through June 23, 2005, HJ did not advise Registrant that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

     (vi) The Registrant has requested that HJ furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated July 5, 2005, is filed as Exhibit 16.1 to this Form 8-K.

     (b) New independent accountants

     The Registrant has engaged Jaspers + Hall, PC ("Jaspers") as its new independent accountant on June 23, 2005. Prior to June 23, 2005 the Registrant had not consulted with Jaspers regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Jaspers concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Exhibit 16.1 Letter from HJ dated July 5, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the years ended February 28, 2005 and February 29, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $14,136 and $10,586, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended February 28, 2005 and February 29, 2004.

ALL OTHER FEES.                 None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly registrant  caused this report to be signed on its behalf by the undersigned in the City of Huntington Beach, California on July 11, 2005.

Bio-Warm Corporation.

 Nevada corporation

By: /s/ Johnny Park --------------------------------------- Johnny Park Its: President and Chief Financial Officer and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

----------------------------------------

President &  Director

  By:      /s/  Johnny Park                                                                                                                July 12, 2005

              --------------------------------------------

            Johnny Park

 Its:    President and Chief Financial Officer

          and a director

 By:      /s/Dong W. Lee                                                                                                                   July 12, 2005

          --------------------------------------------

          Dong W. Lee     Director/Secretary

EXHIBIT 31

RULE 13A-14(A)/15D-14(A) CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF THE COMPANY

CERTIFICATIONS

I, Johnny Park, certify that:

1. I have reviewed this annual report on Form 10-KSB   of Bio-Warm Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 11, 2005 /s/ Johnny Park ---------------------- Johnny Park President and Chief Financial Officer

Exhibit 32

PURSUANT TO 18 U.S.C. SECTION 1350,  AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

In connection with the Annual Report of Bio-Warm Corporation   a Nevada corporation (the "Company") on Form 10-KSB for the year period   ending February 28, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Johnny Park, President and Chief  Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section  1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Bio-Warm Corporation,   and will be retained by Bio-Warm Corporation   and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Johnny Park -------------------------- Johnny Park President and Chief Financial Officer July 11, 2005