Form 10QSB
period 2005-05-31
RAPID BIO TESTS CORP
filed 2005-09-13
CIK 1121459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                   OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

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

(714) 843-5462

(Issuer's Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 31, 2005 there were 65,093,829 shares of the issuer's $.001 par value common stock issued and outstanding (including 13,700,000 shares to be returned to treasury).

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Controls and Procedures

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Default Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BIO-WARM CORPORATION

(FORMERLY KNOWN AS RAPID BIO TESTS CORPORATION)

(A Development Stage Company)

Balance Sheets

ASSETS	May 31, 2005	February 28, 2005

Current Assets:
Cash	$ 692	$ 1,538
Total Current Assets	692	1,538

Property and equipment - net	1,287,693	1,287,693

TOTAL ASSETS	$ 1,288,385	$ 1,287,693

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Bank overdraft	$ 246	$ 921
Accounts payable	130,220	113,044
Accounts payable - related parties	3,320	3,744
Accrued expenses	12,342	12,342
Accrued salaries	53,150	53,150
Accrued interest	691	691
Accrued interest - related parties	19,789	613
Notes payable	7,842	7,842
Notes payable - related parties	293,904	293,904
Total Current Liabilities	521,504	486,251
Long-term - related parties	978,400	978,400
TOTAL LIABILITIES	1,499,904	1,464,651

Stockholders' Deficit:
Common stock, $.001 par value; 120,000,000 shares
authorized; 65,093,829 and 20,584,214 shares issued
and outstanding, respectively	65,093	65,093
Additional paid-in capital	10,713,978	10,682,754
Stock subscription receivable	(489,232)	(692,000)
Deficit accumulated prior to the development stage	(989,057)	(989,057)
Deficit accumulated during the development stage	(9,512,302)	(9,242,210)
Total Stockholders' Equity (Deficit)	(211,520)	(175,420)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,288,384	$ 1,289,231

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(FORMERLY KNOWN AS RAPID BIO TESTS CORPORATION)

(A Development Stage Company)

Statement of Operations

(Unaudited)

			FROM INCEPTION OF DEVELOPMENT STAGE ON MARCH 1, 2001 TO MAY 31, 2005

	FOR THE THREE MONTHS ENDED MAY 31,

	2005	2004

REVENUES	$ 33,431	$ -	$ -
Cost of Goods Sold	20,406	-	-

Gross Profit	13,025	-	-

EXPENSES:
Officer salaries	10,576	18,000	61,000
Consulting fees	198,500	92,468	2,465,465
Legal fees	120	4,494	47,984
General and administrative expenses	23,136	24,094	158,030
Acquisition expenses	-	-	5,387,400
Total expenses	232,332	139,056	8,356,707

LOSS FROM OPERATIONS	(219,307)	(139,056)	(8,343,682)

OTHER INCOME (EXPENSE):
Gain on extinguishments of debt	-	-	189,233
Interest expense	19,176	(420)	(33,216)
Total Other Income (Expense)	19,176	(420)	156,017

INCOME (LOSS) BEFORE INCOME TAXES	(238,483)	(139,476)	(8,187,665)

Income taxes	-	-	-

NET (LOSS)	$ (238,483)	$ (139,476)	$(8,187,665)

BASIC LOSS PER SHARE	$ (0.003)	$ (0.010)

Weighted average number
of common shares outstanding	65,093,829	14,419,569

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(FORMERLY KNOWN AS RAPID BIO TESTS CORPORATION)

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			FROM INCEPTION OF DEVELOPMENT STAGE ON MARCH 1, 2001 TO MAY 31, 2005

	FOR THE THREE MONTHS ENDED MAY 31,

	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(238,483)	$(139,476)	$(9,480,692)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on extinguishment of debt	-	-	(189,233)
Common stock issued for services	-	75,231	2,429,365
Depreciation	-	-	4,496
Stock issued for acquisition expenses	-	-	5,387,400
Write-down of assets	-	-	1,293,028
Changes in assets and liabilities:
Increase in accrued interest and accrued
interest - related parties	-	400	14,008
Increase in accounts payable and accounts
payable - related parties	35,544	7,846	114,910
Increase in accrued expenses	-	7,841	71,492
Net Cash Used by Operating Activities	(202,939)	(48,158)	(355,226)

Cash Flows from Investing Activities
Purchase of Equipment	-	(2,650)	-
Net Cash Used by Investing Activities	-	(2,650)	-

Cash Flows from Financing Activities
Proceeds from cash overdraft	-	-	92
Proceeds from notes payable	-	-	39,904
Common stock issued for cash	-	-	60,000
Proceeds from exercise of options	-	53,000	53,000
Proceeds from stock subscription receivable	202,768	-	202,768
Net Cash Provided By Financing Activities	202,768	53,000	355,764

Net Increase (Decrease) in Cash	(171)	2,192	538

Cash at Beginning of Period	709	1	538

Cash and Cash Equivalents at End of Period	$ 538	$ 2,193	$ 538

Supplemental Cash Flow Information:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non-Cash Financing and Investing Activities:
Common stock issued in satisfaction of debt	$ -	$ -	$ 215,741
Common stock issued for services	$ -	$ 2,040,032	$ 2,068,098

The accompanying notes are an integral part of these financial statements.

BIO-WARM CORPORATION

(Formerly Rapid Bio Tests Corporation)

(A Development Stage Company)

Notes to Financial Statements

May 31, 2005

NOTE 1. DESCRIPTION OF BUSINESS.

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

NOTE 2. DESCRIPTION OF PROPERTY

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

As of the date specified in the following table, we held the following property:

	May 31, 2005	May 31, 2004
PROPERTY
Cash	$ 692	$ -
Property and Equipment, net	$ 1,287,693	$ -

NOTE 3 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

Certain amounts related to prior periods have been reclassified to conform with current period financial statement presentation.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company currently has minimal operations and has incurred significant losses which have resulted in an accumulated deficit of $9,493,126 at May 31, 2005 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 5 - ACQUISITION

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

The assets acquired, including the cost in excess of net assets acquired, and liabilities assumed in the acquisition on Mirae Tech Company, Ltd are as follows:

Tangible assets acquired at fair value	$ 1,484,429
Liabilities assumed at fair value	(1,301,457)
Cost in excess of net assets acquired	1,293,028
Total purchase price	$ 1,476,000

Property and equipment from acquisition were comprised of the following at February 28, 2005:

Equipment	$ 252,280
Land	621,475
Office Equipment	12,760
Vehicles	12,514
Building and improvements	393,160
Less depreciation	4,496

                                     Total                                                                                              $ 1,287,693

NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following at May 31, 2005:

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Rental Lease

 The Company will lease its administrative offices in Huntington Beach, California from a stockholder of the Company under an operating lease that will require minimum monthly payments of $1,500, commencing in July 2005.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, " Consolidation of Variable Interest Entities ", which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005.

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

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter . This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFGAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

Equity Line of Credit

On December 11, 2004, Southridge Capital Management LLC entered into a term sheet of an Equity Line of Credit with the Company for a commitment to purchase up to $5,000,000 of the Company's common stock for a period of two years. The Company may draw upon the Equity Line of Credit periodically during the term by the Company's delivery to the purchaser of a written notice requiring the purchaser to purchase a dollar amount in shares of common stock. In no event may the shares issuable pursuant to such a notice, when aggregated with the shares then held by the purchaser on the date of the draw down, exceed 4.99% of the Company's outstanding common stock. The purchase price of any share of common stock purchased under the Equity Line of Credit facility shall equal 93% of the average of the two lowest closing bids prices during the valuation period. As of the date of this report the Company has terminated the Equity Line of Credit with Southridge Capital Management, LLC.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-KSB for the period ended February 28, 2005.

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

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES. As of May 31, 2005, we only had $692 in cash, no other current assets, and $1,287,693 in net equipment and property. Our total current liabilities were $521,504 at May 31, 2005, which was represented mainly by accounts payable of $130,312, accrued expenses of $12,342, accrued salaries of $53,150, and notes payable of $301,747 which included $293,905 to related parties. At May 31, 2005, our liabilities exceeded our assets by $520,812.

RESULTS OF OPERATIONS.

REVENUES. From inception of the development stage on March 1, 2001 through May 31, 2005 we have only realized $33,431 in revenues. We expect to generate significant revenues in the next twelve months as a result of the acquisition of Mirae Tech Company, Ltd. However, we cannot guarantee that Mirae Tech Company, Ltd. will succeed in its business plan.

OPERATING EXPENSES. For the three months ended May 31, 2005, our total operating expenses were $232,332 compared to total expenses of $139,056 for the corresponding period in 2004. The expenses for the three months ended May 31, 2005 was represented by $198,500 in consulting fees, $120 in legal fees, and $23,136 in general and administrative expenses. This is in comparison to the same period ending May 31, 2004, where we had operating expenses of $139,056 which was represented mainly by $18,000 in officer salaries, $92,468 in consulting fees and $24,094 in general and administrative expenses. The increase in operating expenses is due to the increase in consulting fees and the reduction of officer salaries as a result of minimal activity.

For the three months ending May 31, 2005, we also had an interest expense of $19,176, compared to $420 for the same period ending May 31, 2004. Therefore our net loss was $238,483 for the three months ended May 31, 2005, or equivalent to ($0.00) per share, as compared to a net loss of $139,476 for the three months ended May 31, 2004, or equivalent to ($0.00) per share. Our net loss from operations from our inception of the development stage on March 1, 2001 through to May 31, 2005 was $9,493,126.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of May 31, 2005, we had only 692. in cash. We expect to generate significant revenues and cash flows from operations over the next twelve months as a result of our acquisition of Mirae Tech Company, Ltd. Our plan of operation is materially dependent on our ability to raise additional working capital either through the sale of our common stock or through loans. If we are not able to raise additional funds, we may arrange for loans or other borrowings. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to obtain funding through the sale of stock or that we will be able to arrange for borrowings on acceptable terms if at all.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer

32.1 Section 1350 Certification of Chief Executive/Financial Officer

(b) Reports on Form 8-K

1. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On May 9, 2005, Timothy Dac Pham tendered his resignation from the positions of Chief Financial Officer and Director of Bio-Warm Corporation (the Company) (Letter attached as Exhibit 17.2). The resignation was accepted by the Company's Board of Directors and is effective immediately. There were no disagreements between the Company and Mr. Pham on any matter relating to the Company policies or practices.

Johnny Park, the Company's President will act as the Interim Chief Financial Officer of the Company until such time as a suitable replacement can be found.

2. Changes in Registrant's Certifying Accountant

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

August 25, 2005

Bio-Warm Corporation

/s/ Johnny Park

Johnny Park, President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

           I, Johnny Park, President and Chief Financial Officer of Bio Warm Corporation ("Company"), certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Bio Warm Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to  make the statements made, in light of the circumstances under which such  statements were made, not misleading with respect to the period covered by  this annual report;

      3. Based on my knowledge, the financial statements, and other financial  information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of  the Company as of, and for, the periods presented in this annual report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial  reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

      a.  Designed such disclosure controls and procedures, or caused such  disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report  is being prepared;

      b. Designed such internal control over financial reporting, or caused  such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of  financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting  principles.

      c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about   the effectiveness of the disclosure controls and procedures, as of the end  of the period covered by this report on such evaluation; and

    d.  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's second fiscal quarter that has materially affected, or is reasonably likely to  materially affect, the small business issuer's internal control over financial reporting; and

    5. I have disclosed, based on our most  recent evaluation of internal control over financial reporting, to the  Company's auditors and the audit committee of our board of directors (or  persons performing the equivalent functions):

           a. All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: August 25, 2005

/s/ Johnny Park

Johnny Park

President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIO0N 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bio-Warm Corporation on form 10-QSB for the three and nine months ending May 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Johnny Park, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Johnny Park

Johnny Park

President and Chief Financial Officer

August 25, 2005