Form 10KSB/A
period 2005-02-28
DDC INDUSTRIES, INC.
filed 2008-06-02
CIK 1121459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

(714) 843-5462

(Issuer's Telephone Number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of   the best latest practical date. As of February 28, 2005, there were 65,093,829 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9.CONTROLS AND PROCEDURES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 15. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

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

However, due to the sudden death of our late Chairman and Chief Executive Officer, Dr. Geoffrey Seaman and the subsequent resignation of Dr. Michael A. Huchital, our new Chief Executive Officer who had succeeded Dr. Geoffrey Seaman, our management was no longer convinced that the Company would be well-positioned to pursue the development of diagnostic tests as its core business. As a result, the Company entered into a Stock Purchase Agreement dated December 2, 2004 to acquire 100% of Mirae Tech Company, Ltd., a Republic of Korea corporation established in 2001, which is engaged in the manufacturing and marketing of far infrared conductive textile products, in exchange for 8,000,000 restricted shared of common stock of the company. However, This agreement was rescinded in April 2006 retroactively to the original agreement date.

Effective December 2, 2004, Board of Directors were replaced by new board members with Johnny Park as President. The Company changed  its name to Bio-Warm Corporation effective December 6, 2004.

On March 30, 2007, the Company consummated a merger agreement with DAI DUNG Metallic Manufacture Construction – Trade Co., Ltd. (“DDCI”), a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam. The merger of DDCI with the Company was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of DDCI obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies is recorded as a recapitalization of Bio-Warm Corporation with DDCI  being treated as the continuing entity.

RISK FACTORS

An investment in our stock involves a number of risks, including but not limited to the following. You should carefully consider these  risks relating to our business and our common stock, together with the other information described elsewhere in this Form 10-KSB. If any of the following risks actually occur, our business, results of operations and financial condition could be materially affected, the trading price of our common stock could decline significantly, and you might lose all or part of your investment.

We are a development stage company, which makes it difficult to evaluate whether we will generate any revenue profitably in the future.

 We are a development company and did not generate any revenue since March 1, 2001, therfore do not have a meaningful historical record of an established business track record.

  The future of our company will depend upon our ability to continue to obtain additional capital, sufficient financing and to succeed in our future operations.. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

Acquisition entails risks that may negatively impact our operating results.

 Our company was subsequently acquired by an entity in Vietnam, as described in the description of business above. Acquisition entails numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. No assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that have been acquired. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results.

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly in the past, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

      *    quarterly variations in our operating results;

      *    any deviation from projected growth rates in revenues;

      *    additions or departures of key management or design personnel;

      *    announcements by us or our competitors of new products, or significant acquisitions, strategic partnerships or joint ventures;

     *    difficulties or failures in integration of our acquisitions

     *    future sales of our common stock; and

     *    activities of short sellers and risk arbitrageurs;

We do not expect to declare or pay any dividends.

 We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

ITEM 2. DESCRIPTION OF  PROPERTY

OUR FACILITIES.

Our executive, administrative and operating office is located at 17011 Beach Blvd. Suite 1230, Huntington Beach, CA 92647.

ITEM 3. LEGAL PROCEEDINGS .

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not  applicable

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

PRICES OF COMMON STOCK.

We participated in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "BOWC" through the year ended February 28, 2005. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

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

DESCRIPTION OF CAPITAL STOCK.

We are authorized to issue 120,000,000 shares of $.001 par value common stock. As of February 28, 2005, there were 65,093,829 shares of our common stock issued and outstanding. Holders of shares of our common stock are entitled to receive dividends as and when declared by our Board of Directors from funds legally available therefore. All the shares of our common stock have equal voting rights and, according to the opinion of our legal counsel, are non-assessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders our equity securities upon our liquidation . Holders of our common stock do not have preemption rights.

EQUITY COMPENSATION PLANS.

We had 6,000,000 options authorized for issuance under our 2003 Stock Option Plan, as amended, of which 4,000,000 were issued in the fiscal year ended February 28, 2005.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES.

 As of February 28, 2005, we have cash of $0.  We believe that our available cash is not sufficient to pay our day-to-day expenditures or to move forward with the development of our business. We have no source of revenues and will need to rely on loans or contributions from our management in order to continue operations, unless we are able to identify another source of funding. We are unable to generate revenues from sales of our products. As of February 28, 2005, our total current liabilities were $147,852  which was represented by $45,250  of accounts payable, $3,744 i n accounts payable to a related party, $4,500  in accrued expenses, $60,992  in accrued salaries, $691 in accrued interest, $613 in accrued interest to related parties, and $32,062  in notes payable..

FOR THE YEAR ENDED FEBRUARY 28, 2005 COMPARED TO THE YEAR ENDED FEBRUARY 29,  2004 .

RESULTS OF OPERATIONS.

REVENUES. For the years ended February 28, 2005 and 2004, were zero.

OPERATING EXPENSES.

For the year ended February 28, 2005, our total operating expenses were $528,053  compared to total expenses of $2,176,096 for the corresponding period in 2004. The decrease in operating expenses for the year ended February 28, 2005 were due to decrease in officer salaries which we had $0 in the year ended February 28.2005 compared to $60,000 in the prior year. In addition, the consulting fees decreased to $424,815 in the year ended February 28.2005 compared to $2,054,198 in the prior year. We had legal fees  of $20,375 in the year ended February 28.2005 compared to $31,284 in the prior year. General and administrative expenses were increased to $83,863in comparison to the same period ending February 29, 2004 of $30,614.

OTHER EXPENSES.

 For the year ended February 28, 2005, we recorded an interest expense of $943 and a loss from abandonment of acquisition of $6,863,400. Therefore, our net loss was $7,393,396  for the year ended February 28, 2005. We had  $859 in interest expenses for the year ended February 28, 2004 and net loss for the prior year  was $2,176,955.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

We have not yet generated any significant revenues from operations... We plan on raising additional operating funds through loans, convertible debentures, other borrowings or the sale of our common stock. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

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

OFF-BALANCE SHEET ARRANGEMENTS.

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

BIO-WARM CORPORATION

Year Ended February 28, 2005

FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITOR'S REPORT----------------------------

 F-1

 BALANCE SHEET...............................................................

 F-2

 STATEMENT OF OPERATIONS ....................................................

 F-3

 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)..............................                                             F-4

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

Jaspers + Hall, PC

Denver, Colorado

July 11, 2005

 Revision April 30, 2008

BIO-WARM CORPORATION
(Formerly Rapid Bio Tests Corporation)
(Development Stage Company)
Balance Sheets
	(Restated)
ASSETS	2005	2004

Current Assets:
Cash	$ -	$ 1

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable - trade	$ 45,250	$ 27,716
Accounts payable - related parties	3,744	8,920
Accrued expenses	4,500	4,500
Accrued salaries	60,992	53,150
Accrued interest	691	301
Accrued interest - related parties	613	60
Notes payable	32,062	10,000
Notes payable - related parties	-	13,000
Total Current Liabilities	147,852	117,647

Stockholders' Deficit:
Common stock, $.001 par value; 120,000,000 shares
authorized; 65,093,829 and 20,584,214 shares issued
and outstanding, respectively	65,093	20,584
Additional paid-in capital	10,816,617	2,918,638
Prepaid services	-	(18,802)
Stock subscription receivable	(598,100)	-
Accumulated deficit prior to development stage	(989,057)	(989,057)
Accumulated deficit	(9,442,405)	(2,049,009)
Total Stockholders' Deficit	(147,852)	(117,646)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 1

The accompanying notes are integral part of these financial statements.

BIO-WARM CORPORATION
(Formerly Rapid Bio Tests Corporation)
(Development Stage Company)
Statements of Operations
			From Inception of
	For the Years Ended		Development Stage
	February 28,	February 29,	(March 1, 2001) to
	2005	2004	February 28, 2005
	(Restated)		(Restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES

Officer salaries	-	60,000	61,000
Consulting fees	424,815	2,054,198	2,486,224
Legal fees	20,375	31,284	51,659
General and administrative expenses	83,863	30,614	155,315
	529,053	2,176,096	2,754,198

NET LOSS FROM OPERATIONS	(529,053)	(2,176,096)	(2,754,198)

OTHER INCOME/(EXPENSES):
Gain on extinguishment of debt	-	-	189,233
Loss on abandonment of acquisition	(6,863,400)	-	(6,863,400)
Interest expense	(943)	(859)	(14,040)
	(6,864,343)	(859)	(6,688,207)

NET LOSS BEFORE INCOME TAX	(7,393,396)	(2,176,955)	(9,442,405)
Income Taxes	-	-	-

NET LOSS	$(7,393,396)	$(2,176,955)	$(9,442,405)

NET LOSS PER SHARE-
BASIC AND DILUTED	$(0.30)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-BASIC AND DILUTED	24,458,197	13,848,917

The accompanying notes are integral part of these financial statements.

BIO-WARM CORPORATION
(Formerly Rapid Bio Tests Corporation)
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception of Development Stage (March 1, 2001) to February 28, 2005

						Accumulated
						Deficit	Accumulated
			Additional	Stock		Prior to	Deficit During	Stockholders'
	Common Stock		Paid-In	Subscription	Prepaid	Development	Development	Deficit
	Shares	Amount	Capital	Receivable	Expenses	Stage	Stage	Totals

Balance, February 28, 2001	39,614	$39	$563,971	$-	$-	$(989,057)	$-	$(425,047)

Stock issued in satisfaction
of debt at $0.123	7,000	7	214,734	-	-	-	-	214,741
Stock issued in satisfaction
of debt at $0.001	4,000	4	996	-	-	-	-	1,000
Stock issued for services
at $0.001	63,600	64	15,836	-	-	-	-	15,900
Net income for the year (Restated)							83,503	83,503
Balance, February 28, 2002	114,214	114	795,537	-	-	(989,057)	83,503	(109,903)

Net income for the year							44,443	44,443
Balance, February 28, 2003	114,214	114	795,537	-	-	(989,057)	127,946	(65,460)

Stock issued for assets at
predecessor cost of $.00	15,000,000	15,000	(15,000)	-	-	-	-	-
Stock issued for consulting
services at $$.38	5,450,000	5,450	2,065,550	-	(18,802)	-	-	2,052,198
Assumption and forgiveness of debt
by related parties	-	-	62,571	-	-	-	-	62,571
Stock issued for cash at $.50	20,000	20	9,980	-	-	-	-	10,000
Net loss for the year	-	-	-	-	-	-	(2,176,955)	(2,176,955)
Balance, February 28, 2004	20,584,214	20,584	2,918,638	-	(18,802)	(989,057)	(2,049,009)	(117,646)

Stock issued for exercise of options	3,100,000	3,100	461,900	(393,100)	-	-	-	71,900
Stock issued for legal fees at $.15	25,000	25	3,725	-	-	-	-	3,750
Stock issued for debt settlement at $.15	50,000	50	7,450					7,500
Stock issued for acquisition	37,200,000	37,200	6,826,200	-	-	-	-	6,863,400
Stock issued for exercise of option at $.10	700,000	700	69,300	(70,000)	-	-	-	-
Stock issued for cash at $0.075	1,000,000	1,000	74,000	-	-	-	-	75,000
Stock issued for consulting service at $0.17	100,000	100	16,900					17,000
Stock issued for cash at $0.13	384,615	384	49,616	-	-	-	-	50,000
Stock issued for exercise of option at $.15	900,000	900	134,100	(135,000)	-	-	-	-
Stock issued for consulting services
at $0.15	1,000,000	1,000	149,000	-	-	-	-	150,000
Stock issued for consulting services
at $0.17	50,000	50	8,450	-	-	-	-	8,500
Amortization of deferred consulting exp	-	-	-	-	18,802	-	-	18,802
FV of options issued	-	-	97,338	-	-	-	-	97,338
Net loss for the year	-	-	-	-	-	-	(7,393,396)	(7,393,396)
Balance, February 28, 2005	65,093,829	$65,093	$10,816,617	$(598,100)	$-	$(989,057)	$(9,442,405)	$(147,852)

The accompanying notes are integral part of these financial statements.

BIO-WARM CORPORATION
(Formerly Rapid Bio Tests Corporation)
(Development Stage Company)
Statements of Cash Flows
			FROM INCEPTION
			OF DEVELOPMENT
	FOR THE YEARS ENDED		STAGE
	FEBRUARY 28,	FEBRUARY 29,	(MARCH 1, 2001) TO
	2005	2004	FEBRUARY 28, 2005
Cash flows from operating activities:	(Restated)		(Restated)
Net loss from operations	$(7,393,396)	$(2,176,955)	$(9,442,405)
Adjustments to reconcile net income
to net cash used in operating activities:
Amortization of prepaid consulting fees	18,802	-	18,802
Gain on debt settlement	-	-	(189,233)
Stock issued for services	179,250	2,052,198	2,254,559
Stock issued for acquisition cost	6,863,400	-	6,863,400
Options issued	97,338	-	97,338
Changes in operating assets and liabilities:
Increase in accrued interest	943	2,718	14,008
Increase in accounts payable for trade
and related parties	19,859	30,390	73,077
Increase in accrued expenses	-	58,650	63,650
Net cash used in operating activities	(213,805)	(32,999)	(246,804)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Common stock issued for cash	125,000	10,000	135,000
Proceeds from exercise of options	71,900	-	71,900
Proceeds from notes payable	16,904	23,000	39,904

Net cash provided by financing activities	213,804	33,000	246,804

Net increase (decrease) in cash	(1)	1	-
Cash and cash equivalents, beginning of period	1	-	-
Cash and cash equivalents, end of period	$-	$1	$-

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for satisfaction of debts	$7,500	$-	$223,241
Stock issued for services	$179,250	$2,052,198	$2,254,559
Stock issued for acquisition cost	$6,863,400	$-	$6,863,400
Options issued for services	$97,338	$-	$97,338

The accompanying notes are integral part of these financial statements.

BIO-WARM CORPORATION

(Formerly Rapid Bio Tests Corporation)

( A Development Stage Company)

Notes to Financial Statements

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

On May 14, 1996, the Company completed an Agreement and Plan of Reorganization whereby the Company issued 6,000,000 shares of its common stock in exchange for all of the outstanding common stock of Rapid Bio Tests Corporation, a Nevada company.  Pursuant to the reorganization, the name of the surviving company was Rapid Bio Tests Corporation and VC was subsequently dissolved.  The reorganization was accounted for as a recapitalization of VC because the shareholders of VC controlled the Company after the acquisition.  Therefore, VC was treated as the acquiring entity.  Accordingly, there was no adjustment to the carrying value of the asset or liabilities of Rapid Bio Tests Corporation.  Rapid Bio Tests Corporation was the acquiring and surviving entity for legal purposes and VC is the acquiring entity for accounting purposes.  The Company was in the business of formulating high-quality vitamin products, which it sold, using a multi-level marketing system.  At February 28, 1998, however, the Company was essentially inactive.  The Company was classified as a "dormant enterprise" due to the fact that the Company was inactive and not  undertaking development stage activities.  The Company was reclassified as a development stage company on March 1, 2001.

On December 2, 2004, the stockholders of Company and Mirae Tech Company, Ltd,  (Mirae) a Republic of Korea corporation with its principal offices located in South Korea, approved a Stock Purchase Agreement whereby Mirae was to become  a wholly-owned subsidiary of the Company through the issuance of 8,000,000 shares of the Company's common stock for assets of Mirae Tech. The Company also issued 29,200,000 shares for acquisition expenses related to Mirea. This agreement was rescinded in April 2006 retroactively to the original agreement date. The Company recorded $6,863,400, the value of 37,200,000 shares issued for the acquisition, as a loss on abandonment of acquisition.

 The Company changed it name to Bio-Warm Corporation effective December 6, 2004.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $7,393,396 for the year ended February 28, 2005 and has a working capital deficit of $147,852  at February 28, 2005. The ability of the Company to operate a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) cut operating costs such that the Company can operate until such time that it resumes generating positive cash flow from operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, requires that the company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Federal Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Stock Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

The Company granted 4,000,000 stock options to employees to purchase 4,000,000 shares of common stock at $0.15 per share in the fiscal year ended February 28, 2005. No stock option was granted in the fiscal year ended February 29, 2004. In compliance with FAS No. 148, the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended February 28, 2005 as follows:

     Net loss - as reported                                                                $(7,393,396)

     Stock-Based employee compensation expense      included in reported net income, net of tax                                          -

     Total stock-based employee compensation expense

       determined under fair-value-based method

       for all rewards, net of tax                                                             (549,163)

     Pro forma net loss                                                                      $(7,942,559)

(Loss) per share:

     Basic and diluted, as reported                                                   $  (0.30)

     Basic and diluted, pro forma                                                     $  (0.32)

Following is a summary of the employee stock option activity:

Outstanding at February 29, 2004	-

Granted	4,000,000
Forfeited	-
Exercised	4,000,000

Outstanding at February 28, 2005	-

For options granted during the fiscal year ended February 28, 2005, the weighted-average fair value of such options was $0.14.

Employee stock-based compensation expense recognized during the fiscal year ended February 28, 2005 was $-0-.

The Black-Scholes option-pricing model used the following assumptions:

Risk-free interest rate	3.6%
Expected life of the options	1 yr
Expected volatility	200%
Expected dividend yield	0

The estimated fair value of grant of stock options to non-employee of the Company is charged to expense in the financial statements. The amount charged to expenses was $97,338 for the fiscal year ended February 28, 2005. No stock option was granted to non-employee in the fiscal year ended February 29, 2004. The Black-Scholes option- pricing model used was with the same assumptions as the employee options.

Following is a summary of the stock option activity for non-employees:

Outstanding at February 29, 2004	-
Granted	700,000
Forfeited	-
Exercised	700,000
Outstanding at February 28, 2005	-

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire services based on the fair value of the services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

NOTE 3 - NOTES PAYABLE

As of February 28, 2005, the Company had three  unsecured notes payable totaling $32,062 , bearing the imputed interest rate of 4% per annum.  These notes are due on demand.  Interest expenses on these notes were $943 and $859 for the year ended February 28, 2005 and 2004, respectively.

NOTE 4 - CAPITAL STOCK TRANSACTIONS

On May 10, 2004, the Company issued 2,000,000 shares of common stock for $300,000 in cash for options exercised.  $53,000 of this amount was received and $247,000 was recorded as a subscription receivable.

On June 15, 2004, the Company issued 1,100,000 shares of common stock for $165,000 for exercise of options.  $18,900 of this amount  was received and $146,100 was recorded as a subscription receivable.

On February 14, 2005, the Company issued 37,200,000 shares of common stock to various consultants for services in the acquisition of Mirae Tech Company Ltd.  Services were valued at $6,863,400.

On February 14, 2005, the Company issued 700,000 shares of common stock for exercise of options at $70,000.  This amount was recorded as a subscription receivable.

On February 14 , 2005, the Company issued 25,000 shares of common stock for legal fees valued at $3,750.

On February 25, 2005, the Company issued 384,615 shares of common stock for $50,000 cash received.

On February 25, 2005, the Company issued 1,150,000 shares of common stock to various consultants for services valued at $175,500.

On February 25, 2005, the Company issued 50,000 shares of common stock for payment of outstanding balance of $7,500.

On February 25, 2005, the Company issued 1,000,000 shares of common stock for $75,000 cash received.

On February 25, 2005, the Company issued 900,000 shares of common stock for exercise of options at $135,000. This amount was recorded as a subscription receivable.

As of February 28, 2005, the Company had subscription receivable balance of $598,100.

On April 25, 2003, the Company had a 1 for 250 reverse stock- split. All references to common stock have been retroactively restated.

On June 19, 2003, the Company issued 15,000,000 shares of common stock to related parties for asset purchase per the individuals’ employment agreements. The shares were recorded at zero cost due to the inability to establish a cost or predecessor cost on the assets.

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

NOTE 5- INCOME TAXES

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

The Company has deferred income tax assets, which have been fully reserved as follows as of February 28, 2005 and February 29, 2004:

	2005	2004

Deferred tax assets	$ 356,000	$ 224,846

Valuation allowance	(356,000)	(224,846)

Net deferred tax assets	$ -	$ -

At February 28, 2005, the Company had net operating loss carryforwards of $913,000 for federal income tax purposes.  These carryforwards, if not utilized to offset taxable income will expire at the end of the February 28, 2025.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 7- RESTATEMENT

Due to rescinding of purchase agreement with Mirae Tech Company Ltd., the financial statements are restated to exclude the amounts related to Mirae Tech Company Ltd.

The summary of restatements is shown as follows;

	Previously Stated	Restated

Current assets	$ 1,538	$ -
Property and equipment	1,287,693	-
Current liabilities	486,251	147,852
Long term debt	978,400	-
Stockholder's deficit	175,420	147,852

NOTE 8 – SUBSEQUENT EVENT

On March 30, 2007, the Company consummated a merger agreement with DAI DUNG Metallic Manufacture Construction – Trade Co., Ltd. (“DDCI”), a company duly organized and existing under the laws of Socialist Republic of Vietnam, with its principal offices at B23/474C Tran Dai Nghia St., Tan Nhat Village, Binh Chanh District, Ho Chi Minh City, Vietnam. The merger of DDCI with the Company was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of DDCI obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies is recorded as a recapitalization of Bio-Warm Corporation with DDCI  being treated as the continuing entity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and principal financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934.  Based on that evaluation, our officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and principal financial officer completed their evaluation.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS AND DIRECTORS. Our officers and directors are specified on the table below:

 ============================= ======== ========================================

NAME                                                                   AGE                        Since                                 POSITION

---------------------------------------------------------- -------- ------------------------------------------------------------------

Johnny Park                                                            31                   December 2, 2004    President/CFO

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

2. DR. GEOFFREY V. F. SEAMAN . Dr. Seaman was appointed our Chief Executive Officer and a director on June 16, 2003. From 2000 to 2002, Dr. Seaman was the President of Western Biomedical Research and from 1993 to 2000, served as the President of Emerald Diagnostics. Prior to that, Dr. Seaman was the President and Director of Marketing for the Interfacial Dynamics Corporation from 1982 to 1993. During that time, he was also the Vice President of Research for the Eisenhower Medical Center in Rancho Mirage, California from 1988 to 1990. He has produced a variety of diagnostic test platforms including, a) polymer microsphere-based slide agglutination tests, b) lateral flow tests using enzyme amplification, c) a dye dip stick platform using changes in microsphere surface pH during the antigen/antibody reaction and d) changes in particle surface charge created by specific antigen/antibody reactions. Specific tests developed by Dr. Seaman include an electrophoretic mobility test for the early diagnosis of multiple sclerosis, a colloidal gold immunochromatographic assay for human chorionic gonadotrophin (hCG, pregnancy), a lateral flow test using progesterone as an aid to fertility assessment and a dip stick test for HIV I and II. Dr. Seaman is the author of more than two hundred publications and patents. He has been the organizer for courses on diagnostic test development given to the diagnostics industry annually for the past twelve years. Dr. Seaman provides review and consulting services to NIH, NASA and various diagnostic companies. Dr. Seaman is also a member of the American Chemical Society, the American Society of Biological Chemists, the American Society of Hematology, the American Society for Artificial Organs, the Biophysical Society, the Electrophoresis Society, the International Society of Biorhology, the New York Academy of Sciences, and the Society for Biomaterials. Dr. Seaman earned his Doctorate in Biophysics and Colloid Science in 1959 at the University of Cambridge, England. In 1961 he received his Licentiate in Chemistry from the Royal Institute of Chemistry, and his Bachelor's degree in Chemistry from the Royal College of Science in 1955. Dr. Seaman is not an officer or director of any other reporting company. Dr. Seaman passed away on July 3, 2004.

3. MARGARET SEAMAN , Dr. Seaman's wife filed the vacancy in the Board caused by death of Dr. Seaman.  She resigned on December 2, 2004.

4. DR. PAUL R. HEMMES . On June 16, 2003, Dr. Hemmes was appointed our Secretary, Treasurer, Chief Financial Officer and as one of our directors. Dr. Hemmes was responsible for financial books and records,  Dr. Hemmes was not an officer or director of any reporting company.    He resigned from the Board on December 2, 2004.

5. DR. DAVID H. REGAN. On June 16, 2003, Dr. Regan was appointed as our Vice President of Medical Affairs and as one of our directors. Dr. Regan is a hematologist and oncologist management team, Dr. Regan has been detect   a physician with the Northwest Cancer Specialists Laboratories, and serves as their Laboratory Medical Director. He is the past President of the Association of Community Cancer Centers. Dr. Regan diagnosed the first case of AIDS in the State variety   of Oregon. Dr. Regan has a strong entrepreneurial background, with expertise in setting up clinical trials and quality assurance programs. He has been involved in several rapid diagnostic test companies human diseases   and developed an early test for HIV I conditions,   and II. Dr. Regan received his Medical Doctor degree from the University of Southern California which have utility   in 1969 and his Bachelor a variety   of Science degree in Zoology from veterinary and agricultural products. We believe that diagnostic tests are necessary to respond to epidemics, bio-terrorism attacks and simply to cut   the University of California at Los Angeles in 1965. Dr. Regan is not an officer or director   of any other reporting company.  He resigned from the Board on December 2, 2004.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT.

Because our Board of Director currently consists of only one member and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.13

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a)We believe that an appropriate combination   of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 5% of a registered class technology inventions, identification of ideal target markets, coupled with the basic capabilities   of our equity securities, the principals will enable us   to file reports of ownership achieve our objectives   and changes in ownership with rapidly reduce   the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 5% stockholders latex technology platforms   to furnish practice, allowing   us with copies of all Section 16(a) forms they file. Based solely on our review of the copies to proceed to commercialization and sale   of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended February 28, 2005, our executive officers, directors, and greater than 5% stockholders complied with all applicable filing requirements.

CODE OF ETHICS.

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes  the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending February 28, 2005 and February 28, 2004. Our Board of Directors may implement the terms of our existing incentive stock option plan for our executive officers which would result in additional compensation.

Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation			All Other Compensation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)
Geoffrey V.F. Seaman	2005	0	0	0	0	0	0	0
President -former	2004	0	0	0	0	0	0	0
	2003	60,000	0	0	0	0	0	0

R. Hemmes	2005	0	0	0	0	0	0	0
Secretary, Treasure-former	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Johnny Park	2005	0	0	0	0	0	0	0
President	2004	0	0	0	0	0	0	0

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial owner of our common stock as of February 28, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of   the outstanding shares of common stock,  each of  our directors and named executive officers, all of our directors   and executive officers as a group.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF NATURE OF BENFICIAL OWNER	PERCENT OF CLASS
Common Stock	Geoffrey V.F. Seaman, Ph.D. 5409 Ivy Street Springfield, OR 97478	9,000,000 shares (Former) Chief Executive Officer/Director	13.8%
Common Stock	Paul Hemmes, Ph.D. 5409 Ivy Street Springfield, OR 97478	4,000,000 shares (Former) Secretary/Treasurer/CFO/Director	6.1%
Common Stock	Margaret Seaman (1) 5409 Ivy Street Springfield, OR 97478	350,000 shares (Former) Director	(2)
Common Stock	Johnny Park 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	7,481,579 shares President/Director	11.5%
Common Stock	Mirae Tech Co. LTD 838-3 Yeolla-Ri Yeoju-Uep Yeoju-Gun, Gyeonggi-Do, Korea	8,000,000 shares Via Stock Purchase Agreement	12.3%
Common Stock	All directors and named executive officers as a group	20,831,579 shares	31.0%

(1) Margaret Seaman is the widow of Dr. Geoffrey Seaman

(2) Less than 1%

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

CHANGES IN CONTROL.

All   of executive officers of the Company were replaced upon execution of  the original stock purchase agreement between the company and Mirae Tech Co. Ltd. in December 2004. This agreement was rescinded in April 2006 retroactively to the initial agreement date. Subsequent to rescinding of the Stock Purchase Agreement, Dong Won Lee and Johnny Park remained as board members and Johnny Park as President until September 7, 2006.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Providential Holdings, Inc., a related company, provided us office space at no charge.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.

3.1       Articles of Incorporation*

3.1.1       Amended Articles of Incorporation**

3.2          Bylaws*

10.1      Asset Purchase Agreement***

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1      Section 906 Certification by Chief Executive Officer

* Previously filed as exhibits to our Registration Statement on Form 10-SB filed on September 19, 2000.

** Previously filed as an exhibit to our Information Statement DEF 14C filed May 23, 2003

*** Previously filed with the Securities and Exchange Commission

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

Exhibit 10.2 -Employment agreement with Dr. Huchital

4. On November 8, 2004, Rapid Bio Tests Corporation (the "Company") entered into a Letter of Intent ("LOI") to acquire 100% of the equity interests of Mirae Tech Company Ltd. ("Mirae"), a Republic of Korea corporation with its principal offices located in South Korea.  Mirae has been in business since 2001 and has developed and holds several patents related to "Conductive Textile".  Conductive Textile is a product that utilizes infrared or radiant heat to create products that transmit energy or heat in various applications.  Mirae  has utilized this technology and is currently selling products in Asia.  Mirae plans to introduce its product line to the North American marketplace.

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

Exhibit 10.3 - Letter of Intent to Acquire Mirae Tech Company Ltd., dated November 8, 2004 5.  On September 10, 2004, Dr. Michael Huchital ("Huchital"), the Chief Executive Officer and a director of Rapid Bio Tests Corporation (the "Company"), submitted his resignation to the Company's Board of Directors.  Effective October 10, 2004, Huchital terminated his employment and his consulting agreement with the Company for the reasons stated in his letter of resignation (attached hereto as Exhibit 17.1)

Exhibit 17.1 - Letter of Resignation on behalf of Michael Huchital, dated September 10, 2004

6. (a) On December 2, 2004, Rapid Bio Tests Corporation (the "Company") entered into a Stock Purchase Agreement (the "Agreement") to acquire 100% of the equity interests of Mirae Tech Company Ltd. ("Mirae"), a Republic of Korea corporation with its principal offices located in South Korea.  Mirae has been in business since 2001 and has developed and holds several patents related to "Conductive Textile".  Conductive Textile is a product that utilizes infrared or radiant heat to create products that transmit energy or heat in various applications.  Mirae  has utilized this technology and is currently selling products in Asia.  Mirae plans to introduce its product line to the North American marketplace.

Terms of the Agreement (attached hereto as Exhibit 10.4) included  the Company's acquisition 100% of the equity interest of Mirae in exchange for 37,200,000 shares of the Company's common stock to be issued to Mirae's shareholders.  Upon entry into the Agreement, the Company's current Board of Directors was to appoint principals and nominees of Mirae to the Company's board and resign their positions with the Company.  In addition, the Company was to divest itself of its rapid diagnostic testing technology in order to fully focus on Mirae's line of business., The Company filed an amendment to its Articles of Incorporation in order change its name to "Bio-Warm Corporation" . This agreement was rescinded in April 2006 retroactively to the initial agreement date.

    (b) Effective December 2, 2004, all officers and members of the board of directors of Rapid Bio-Tests have resigned. A majority of shareholders of the Company have approved the transaction and appointed Messrs. Jong-Ho Bae, Dong Won Lee, Johnny Park, and Timothy Pham as new members of the board. Additionally, Johnny Park was  appointed as President, Dong Won Lee as Secretary and Timothy Pham as Treasurer and Chief Financial Officer of the new company. Subsequent to rescinding of the Stock Purchase Agreement in April 2006, Dong Won Lee and Johnny Park remained as board members and Johnny Park as President until September 7, 2006.

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

Exhibit 10.4 - Stock Purchase Agreement between the Company and Mirae Tech Company, Ltd., dated December 2, 2004

Exhibit 10.5- Rescinding Agreement between the Company and Mirae Tech Company, Ltd.,

7. Subsequent events:

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

      On September 7, 2006, Johnny Park, the Chief Executive Officer, a President and a director of the Company, submitted his resignation as an officer and director to the Company's Board of Directors. The Company appointed John Nguyen as a director and Interim Chief Executive Officer, Interim President, and  Interim Corporate Secretary until such time as a suitable replacement can be found.

    On March 9, 2007, the Company entered into a stock purchase agreement with Dai Dung Metallic Manufacture Construction-Trade Co. Ltd. to acquire all the issued and outstanding shares of common stock of Dai Dung Metallic manufacture Construction-Trade Co. Ltd. At closing, the Company was to deliver 80% of the total number of issued and outstanding shares of the Company after the effect of fifty for one reverse split and the issuance.

 The Company changed its name to DDC Industries, Inc. on March 30, 2007.

Exhibit 17.2    -    Timothy Pham's Letter of Resignation, dated May 9, 2005

Exhibit 17.3  Letter of Resignation from Johnny Park, dated September 6, 2006

 Exhibit 10.6 - Stock Purchase Agreement between the Company and Dai Dung Metallic Manufacture Construction-Trade Co. Ltd.., dated March 9, 2007

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

     (vi) The Registrant has requested that HJ furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated July 5, 2005, is filed as Exhibit 16.1.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly registrant  caused this report to be signed on its behalf by the undersigned in the City of Huntington Beach, California on May 30, 2008.

Bio-Warm Corporation.

 Nevada corporation

By: /s/ John Nguyen --------------------------------------- John Nguyen Its: President and Chief Financial Officer and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 30, 2008

By: /s/ John Nguyen -------------------------------------------- John Nguyen Its: President and Chief Financial Officer and a director

EXHIBIT 31.1

RULE 13A-14(A)/15D-14(A) CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF THE COMPANY

CERTIFICATIONS

I, John Nguyen, certify that:

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

Date: May 30, 2008 /s/ John Nguyen ---------------------- John Nguyen President and Chief Financial Officer and a director

Exhibit 32.1

PURSUANT TO 18 U.S.C. SECTION 1350,  AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION

In connection with the Annual Report of Bio-Warm Corporation   a Nevada corporation (the "Company") on Form 10-KSB for the year period   ending February 28, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), John Nguyen, President and Chief  Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section  1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ John Nguyen -------------------------- John Nguyen President and Chief Financial Officer May 30, 2008